Form 10KSB
period 2007-12-31
Fresca Worldwide Trading CORP
filed 2008-04-03
CIK 1398522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to

Commission file number: 333-145882

FRESCA WORLDWIDE TRADING CORPORATION
(Name of small business issuer in its charter)

Nevada	42-1689315
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7337 Oswego Road, Liverpool, New York	13090
(Address of Principal Executive Offices)	(Zip Code)

(315) 703-9014
(Issuer’s Telephone Number, Including Area Code)

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Securities registered under Section 12(b) of the Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, par value $0.001 per share

 Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes ☐No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes ☐ No ☒

The registrant had revenues in the amount of $19,555.00 for the fiscal year ended December 31, 2007.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):

There is currently no trading market for the Company’s common stock. As of April 2, 2008, there were 2,120,000 shares of common stock outstanding, par value of $0.001

DOCUMENTS INCORPORATED BY REFERENCE:

None

Transitional Small Business Disclosure Format (check one): ☐Yes ☒ No

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Fresca Worldwide Trading Corp. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

As used in this annual report and unless otherwise indicated, the terms the “Company,” “Fresca,” “we,” “us,” and “our” refer to Fresca Worldwide Trading Corp., a Nevada corporation.

Item 1. Description of Business

General

The Company was formed under the laws of the State of Nevada on December 29, 2003. On February 10, 2006, the Company entered into an asset purchase agreement with Cobalt Blue, LLC, a New York limited liability company, for the purchase of its ATM assets for a purchase price of $10,000. Cobalt Blue, LLC is a privately held company and has been in existence since 2003. Prior to acquisition of Cobalt’s ATM’s, the Company had no operations or assets.

Fresca Worldwide Trading, Corp., a Nevada corporation, or Fresca or the Company, is currently a provider of both privately-owned and company-owned Automatic Teller Machines , or ATM’s, in Onondaga County in upstate New York. The Company receives revenues from the collection of the surcharge revenues and inter-exchange revenues.

We incurred a net loss of $49,248 for the year ended December 31, 2007 and a net gain of $7,280 during the year ended December 31, 2006. We had $3,498 in cash and cash equivalents on hand as of December 31, 2007. We are in the development stage and have not consistently earned revenue since our inception. Due the foregoing facts, our auditors have expressed their doubt as to our ability to continue as a going concern. Current funds available to us may not be adequate for us to continue operations in the next 12-24 months. Therefore, we will need to raise additional funds in order to fully implement our business plan. However, there can be no assurance that we will be successful in raising such additional funds. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuance of stock in lieu of cash.

There is presently no public market for our common stock. On September 5, 2007, we filed with the Securities and Exchange Commission a Registration Statement on Form SB-2 (now Form S-1) (File No.: 333-145882) therein registering the 120,000 shares of common stock issued in our June 2007 private placement for $0.25 per share. On February 12, 2008, the SEC declared the Registration Statement effective. Since then, we have been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. We intend to request a registered broker-dealer to apply to have our common stock listed on the OTC Bulletin Board now that our registration statement has been deemed effective by the SEC. However, we can provide no assurance that our shares will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize.

We currently only have one employee, who devotes approximately 30% of her time to our business. As our business grows, we anticipate hiring additional employees and retaining additional consultants. However, we cannot guarantee that we will have the financial capability to hire additional personnel, which could hurt the Company’s performance and impede growth.

ATM’s

We deploy and operate ATM’s primarily under the following two programs:

•
Full placement program. Under a full placement arrangement, we own the ATM and are responsible for controlling substantially all aspects of its operation including maintenance, cash management and loading, supplies, signage and telecommunications services. We may pay site owners a commission based on a percentage of sales. We are generally responsible for almost all of the expenses related to the operation of the ATM with the exception of power and, on occasion, telecommunications. We typically use this program for major regional merchants.

•
Merchant-owned program. Under a merchant-owned arrangement, the merchant (or, for a merchant using lease financing, its lease finance provider) typically buys the ATM through us and the merchant is responsible for most of the operating expenses such as maintenance, cash management and loading, and supplies. We typically provide all transaction processing services, and the merchants use our maintenance services from time to time. Our rental program is similar to our merchant-owned program, except that the merchant rents the ATM from us rather than purchasing it, and we provide the maintenance and supplies for the machine.

Most of our new ATM’s feature advanced functionality, diagnostics and ease of use including color displays, personal computer-based operating systems, thermal printing, dial-up and remote monitoring capabilities, and upgrade and capacity-expansion capability. All machines can perform basic cash dispensing and balance inquiry transactions, transmit on-screen marketing, dispense coupons and conduct marketing surveys. Most of our equipment is modular in design, which allows us to be flexible and accommodating to the needs of our clients as technology advances.

ATM Relationships
We purchase our ATM’s from Triton Systems and to a lesser extent, from Tranax Corporation. We believe that the large quantity of ATM’s we purchase from these manufacturers enables us to receive favorable pricing. In addition, we maintain close working relationships with these manufacturers in the course of our business, allowing us to stay informed regarding product updates and to minimize technical problems with purchased equipment. Although we currently purchase a majority of our ATM’s from Triton Systems, we believe that our relationships with Tranax Corporation are good and that we would be able to purchase the ATM’s we require from them if we were no longer able to purchase ATM’s from Triton Systems.

Merchant Customers
We have contracts with a limited number of regional customers. We own and/or manage a total of 11 privately owned Automated Teller Machines, or ATM’s, located at 11 different merchants in Onondaga County in upstate New York. The terms of our merchant contracts vary as a result of negotiations at the time of execution. In the case of our full placement programs, the contract terms for contracts currently in place typically include:

•	An initial term of at least five years;
•	ATM exclusivity at locations where we install an ATM and, in many cases, a right of first refusal for all other locations;
•	A requirement that the merchant provide a highly visible space for the ATM and signage;
•	Protection for us against underperforming locations by permitting us to increase the withdrawal fee or remove ATM’s; and
•	Provisions making the merchant's fee variable depending on the number of ATM transactions.

New contracts under our merchant-owned or rental arrangements typically include seven year terms with other terms similar to our full placement contracts, as well as the following additional terms:

•	Provisions imposing an obligation on the merchant to ensure the ATM is operational at all times its store is open to the public; and

•	Provisions that require a merchant to use its best efforts to have any purchaser of the merchant's store assume our contract.

We upgrade our ATM machines in compliance with ATM technology. All ATM machines we operate are upgraded with triple DES encryption, which is compliant with the ATM industry regulations. This upgrade reduces the number and frequency of service calls due to outages and other ATM related problems and, in turn, reduces the cost of maintaining each ATM machine. The smart technology allows us to determine on a preset time basis the operational status of the ATM. It also tells us which vault cash is low, and the number of times the ATM has been used, as well as other helpful information that helps us provide better service to our ATM using public.

Breach of Contracts

Although our merchant-owned ATM customers have multi-year contracts with us for transaction processing services, due to competition, some of these customers may leave us for our competitors prior to the expiration of their contracts, or may not renew their contracts upon their expiration. Additionally, some merchants may sell or close their stores. When these events occur, we pursue these customers to continue to utilize our processing services with us or alternatively, in the event they terminate their relationship with us prior to the expiration of their contacts, we seek payment of damages under a breach of contract clause in our contracts.

Our ATM Network

General. ATM locations in our network are concentrated in upstate New York. The following lists the names and locations of ATM’s either owned and/or managed by us.

ATM’S OWNED BY FRESCA
LOCATION	NUMBER OF ATM’s
Bada Bing 234 Wolf Street Syracuse, NY 13208	1

Looker’s Inc. 1400 N. Salina Street Syracuse, NY 13208	1

Night Lights, Inc. 1735 N. Salina Street Syracuse, NY 13208	1

Queen Angel 617 Wolf Street Syracuse, NY 13208	1
Subtotal	4

ATM’S MANAGED BY FRESCA
LOCATION	NUMBER OF ATM’s
Burnet Deli 832 Burnet Avenue Syracuse, NY 13203	1

Downtown Smoke Shop 359 S. Salina Street Syracuse, NY 13202	1

Glen Haven, Inc. 7434 Fair Haven Road Homer, NY 13077	1

J. Dubs, Inc. 6735 Route 41 Homer, NY 13077	1

Lake St. Lanes 10 Lake Street New Berlin, NY 13411	1

Michael’s Beverage 1601 Bellevue Ave. Syracuse, NY 13204	1

Trapper’s Pub 5950 Butternut Dr. East Syracuse, NY 13507	1

Subtotal	7
TOTAL	11

The operation of the network involves the performance of many complementary tasks and services, including principally:

•	acquiring ATM’s for us or our customers;

•	selecting locations for ATM’s and entering into leases for access to those locations;

•	in the case of third party merchants, establishing relationships with them for processing transactions on their ATM’s;

•	establishing relationships with national and regional card organizations and credit card issuers to promote usage of ATM’s in the network;

•	processing transactions conducted on ATM’s;

•	supplying ATM’s with cash and monitoring cash levels for re-supply,;

•	monitoring ATM operations and managing the service needs of ATM’s; and

•	managing the collection of fees generated from the operation of the network.

ATM Locations . We believe that the profitable operation of an ATM is largely dependent upon its location. Thus, we devote significant effort to the selection of locations that will generate high cardholder utilization. Additionally, we believe the availability of attractive sites is a principal factor affecting our ability to achieve further market penetration. We attempt to identify locations in areas with high pedestrian counts where people need access to cash and where use of the ATM is convenient and secure. In addition, we believe such locations also provide a convenience to the retailer who may wish to avoid the financial exposure and added overhead of offering check-cashing services to their customers. Key target locations for our ATM’s include the following:

•	convenience stores and combination convenience stores and gas stations

•	regional retailers,

•	bars/clubs,

•	theaters, and

•	bowling alleys.

Our goal is to secure key locations in advance of our competitors as we believe cardholders generally establish a pattern of continued usage of a particular ATM. Further, we believe such patterned usage will continue unless there are frequent problems with the location, such as a machine being out of service.

We enter into leases for our ATM locations. The leases generally provide for the payment to the lessor of either a portion of the fees generated by use of the ATM or a fixed monthly rent. Most of our leases have a term of approximately five years with a five-year renewable terms. We generally have the right to terminate a lease if the ATM does not meet certain performance standards. The lessor generally has the right to terminate a lease before the end of the lease term if we breach the lease agreement or become the debtor in a bankruptcy proceeding.

Typical ATM Transaction
In a typical ATM transaction in our network, a debit or credit cardholder inserts a credit or debit card into an ATM to withdraw funds or obtain a balance inquiry. The transaction is routed from the ATM to a processing center at Meta Bank. First Data or Columbus Data by dedicated dial-up communication links. The processing center computers identify the card issuer by the bank identification number contained within the card's magnetic strip. The transaction is then switched to the local issuing bank or card organization (or its designated processor) for authorization. Once the authorization is received, the authorization message is routed back to the ATM and the transaction is completed.

Authorization of ATM Transactions
Transactions processed on ATM’s in our network are the responsibility of the card issuer. We are not liable for dispensing cash in error if we receive a proper authorization message from a card issuer.

Transaction Volumes
We monitor the number of transactions that are made by cardholders on ATM’s in our network. The transaction volumes processed on any given ATM are affected by a number of factors, including location of the ATM, the amount of time the ATM has been installed at that location, and market demographics. Our experience is that the number of transactions on a newly installed ATM is initially very low and increases for a period of three to nine months after installation as consumers become familiar with the location of the machine. We processed a total of 25,000 transactions in fiscal 2007.

Competition

Individuals seeking ATM-related services have a variety of choices at banking locations and within retail establishments. The convenience cash delivery and balance inquiry market is, and we expect it to remain, highly competitive due to the fact that there are few barriers to entry into the business. Our principal competition arises from other independent sales organizations, or ISOs, similar to the Company including Innovus, TRM Corp, IMS and Cardtronics. We also compete with numerous national and regional banks that operate ATM’s at their branches and at other non-branch locations. In addition, we believe that there will be continued consolidation in the ATM industry in the United States. Accordingly, new competitors may emerge and quickly acquire significant market share.

Competitive factors in our business include network availability and response time, price to both the card issuer and to our customers, and ATM locations. Our principal competitors are national ATM companies that have a dominant share of the market. These companies have greater sales, financial, production, distribution and marketing resources than ours.

We have identified the following additional categories of ATM network operators:

•
Financial Institutions. Banks have been traditional deployers of ATM’s, which have customarily been located at their banking facilities. In addition, the present trend is for many banks to place ATM’s in retail environments when the bank has an existing relationship with the retailer. This practice presents both a threat and an opportunity. It is a threat if the financial institution chooses to manage this program on its own, whereby it would limit the ATM locations available to us. On the other hand, it may be an opportunity if the financial institution chooses to outsource the management of this type of program to companies such as ours.

•	Credit Card Processors. Several of the credit card processors have diversified their business by taking advantage of existing relationships with merchants to place ATM’s at sites with those merchants.

•	Third Party Operators. This category includes data processing companies that have historically provided ATM services to financial institutions.

•	Companies that have the capability to provide both back office services and ATM management services.

•	Consolidators in the business such as TRM/E-Funds and Cardtronics/E-Trade.

Management believes that many of the above providers, with the exception of Cardtronics, deploy ATM’s to diversify their operations and that the operation of the ATM network provides a secondary income source to a primary business.

In April 1996, national debit and credit card organizations changed the rules applicable to their members to permit the imposition of surcharge/convenience fees. Since such time, there has been increased competition, both from existing ATM network operators and from new companies entering the industry. There can be no assurance that we will compete successfully with national ATM companies. A continued increase in competition could adversely affect our margins and may have a material adverse effect on our financial condition and results of operations.

ATM Network Technology

Most of the ATM’s in our network are manufactured by Triton and Tranax. Due to the wide range of advanced technology available, we are able to supply our customers with state-of-the-art ATM’s providing electronic features and reliability through sophisticated diagnostics and self-testing routines. The various machine types perform functions ranging from the basic routines, which include dispensing cash, displaying account information, and providing a receipt to the user, to more sophisticated routines such as dispensing stamps or coupons and providing advertising revenue through the use of monochrome or color monitor graphics. Many of our ATM’s are modular and upgradeable so we may adapt them to provide additional services in response to changing technology and consumer demand. Our field services staff tests each ATM prior to placing it in service.

Vault Cash

Currently we are using our own cash for three ATM’s in New York State. The vault cash is replenished periodically based upon cash withdrawals. For the remaining eight ATM’s in our network, such as merchant-owned ATM’s, ATM’s owned by other third party owners, the vault cash is replenished by such merchants or other third parties.

Significant Relationships

We have a limited number of regional customers. We own and/or manage a total of 11 privately owned Automated Teller Machines, or ATM’s, located at 11 different merchants in Onondaga County in upstate New York.  Although, we do not rely on any single merchant for our revenues, our Company would suffer dramatically if a significant number of merchants decided to stop using our ATM’s.

Trademarks

We not have any trademarks.

Software Copyrights

We do not have any software copyrights.

Regulatory Matters

New York State

New York State has several acts and regulations which pertain to the ATM industry, including the New York Banking Law and the ATM Safety Act. The ATM Safety Act mandates and proscribes the following for banking institutions that operate one or more ATM’s within New York State: surveillance cameras, adequate lighting, locking devices for indoor ATMs to permit entry only to persons using a magnetic-strip plastic card of similar device, access and compliance with building codes to permit an unobstructed view of the interior of the ATM facility, reflective mirrors as necessary to permit a person entering an indoor ATM facility to view areas within such facility that are otherwise concealed to plain view, certain signage. Although we are not a “banking institution” as defined in the ATM Safety Act and are not required to comply with the requirements of the Act, if New York State determines that such requirements are to be extended to our business, it will have a material adverse effect on our margins and operations.

Surcharge Regulation . The imposition of surcharge fees is not currently subject to federal regulation. There have been various efforts in the United States and in New York State to ban or limit transaction fees. We are not aware of any existing bans or limits on transaction fees applicable to us. We cannot guarantee, however, that transaction fees will not be banned or limited in New York. Such a ban or limit could materially limit or reduce our ATM revenues.

Our ATM business is subject to government and industry regulations, which we describe below. This regulatory environment is subject to change and various proposals have been made which, if finalized, could affect our ATM operations. Our failure to comply with existing or future laws and regulations pertaining to our ATM business could result in restrictions on our ability to provide our products and services, as well as the imposition of civil fines.

Electronic Funds Transfer Act . The United States Electronic Funds Transfer Act, while directed principally at banks and other financial institutions, also has provisions that apply to us. In particular, the Act requires ATM operators who impose withdrawal fees to notify a customer of the withdrawal fee before the customer completes a withdrawal and incurs the fee. Notification must be made through signs placed at or on the ATM and by notification either on the ATM screen or through a print-out from the ATM. All of our ATM’s provide both types of notification.

Americans with Disabilities Act . The Americans with Disabilities Act, or the ADA, currently includes provisions regulating the amount of clear floor space required in front of each ATM, prescribing the maximum height and reach depth of each ATM and mandating that instructions and all information for use of the ATM be made accessible to and independently usable by persons with vision impairments. The United States Department of Justice is currently drafting new accessibility guidelines under the ADA that will cover virtually all aspects of commercial activity relating to disabled persons. We expect that these new guidelines will include provisions that will require our ATM’s to be more accessible to the disabled. Under the current proposals, height and reach requirements would be shortened, keypads would be required to be laid out in the manner of telephone keypads with selected Braille symbols, and ATM’s would be required to have process speech capabilities. These new guidelines would affect the manufacture of ATM equipment going forward and could require us to retire or upgrade many of the ATM’s we own, potentially at significant cost to us. This also applies to those merchant-owned ATM’s where we are not responsible for upgrade costs. The comment period on the proposed guidelines ended May 31, 2005. No guidelines have yet been promulgated. Should the guidelines proposed become final, new equipment in new locations will be required to comply with new accessibility requirements.

Anti-fraud Initiatives .   Because of reported instances of fraudulent use of ATM’s, legislation is pending that would require New York State or federal licensing and background checks of ATM operators. There are proposals pending in New York State, which would require merchants that are not financial institutions to be licensed in order to maintain an ATM on their premises; other jurisdictions currently require such licensing. New licensing requirements could increase our cost of doing business in those markets.

Electronic Financial Transactions Network Regulations .   Electronic Financial Transactions Networks, or EFTN, has adopted extensive regulations that are applicable to various aspects of our operations. These regulations include the encryption standards described more fully below and limitations on the maximum amount of cash that can be withdrawn from each machine. As described in “Triple DES” below, we will need to convert our ATM’s to the new encryption standards by their compliance dates. With respect to all other EFTN regulations, we believe that we are in material compliance with the regulations that are currently in effect and, if any deficiencies were discovered, we would be able to correct them before they had a material adverse impact on our business.

Network Regulations . National and regional networks have adopted extensive regulations that are applicable to various aspects of our operations and the operations of other ATM network operators. We believe that we are in material compliance with these regulations and, if any deficiencies were discovered, that we would be able to correct them before they had a material adverse impact on our business.

Triple DES .    The Digital Encryption Standard, or DES, is the encryption standard that ATM’s use to encrypt the personal identification number that is transmitted to the processing agent during an ATM transaction. Due to concerns over the increased processing power of computers and their potential to decode the DES encryption, MasterCard International (MasterCard) and VISA have advised all ATM operators that any ATM using its network must be compliant with the more rigorous and secure Triple Data Encryptions Standard Compliance “Triple DES” standard.

Triple DES uses an enhanced encryption key pad residing in ATM’s and point-of-sale terminals that makes it far more difficult for even the fastest computers to determine all the possible algorithmic combinations used to scramble the consumer’s personal identification number (PIN). The use of Single DES keys, while effective for decades without any known security breaches by computer hackers, is now thought to be vulnerable to today's faster computer processors.

The nation's largest PIN-based debit network, Star, which is owned by First Data Corp., a company based in Omaha, Nebraska, mandated that after June 30, 2003, all new and replacement ATM’s must be capable of supporting Triple DES transactions. MasterCard required every new or replaced ATM to be Triple DES compliant by April 1, 2002 and that all ATM’s that are installed or to be installed must be Triple DES compliant by March 31, 2005. VISA had given the networks until December 31, 2005 to be Triple DES compliant. All of our ATM’s are equipped with Triple DES encryption. All new ATM’s that we purchase are Triple DES compliant.

Employees

At December 31, 2007, we do not have any full-time employees. Ms. Burton was our only employee. Ms. Burton spends approximately 30% of her time on our Company’s business.

Our employee is not represented by a labor union. We have not experienced work stoppages and consider our employee relations to be good. Our business is highly automated and we outsource specialized, repetitive functions such as cash delivery and security. As a result, our labor requirements for operation of the network are relatively modest and are centered on monitoring activities to ensure service quality and cash reconciliation and control.

Item 2.	Description of Property.

The following is a description of our properties:

Location	Approx. Square Footage	Use
Liverpool, New York	750 sq. ft.	General office use; operations, accounting, and related administration.
Liverpool, New York	300 sq. ft.	General warehouse use, equipment storage, and maintenance operations.

We lease our general office and warehouse space in Liverpool, NY pursuant to a two year lease, dated July 1, 2007, with Mary Passalaqua, a principal stockholder and a former officer and director of the Company. Pursuant to the lease, the property can only be used for ATM ownership and management. Our rent is $2,400 per year payable $200 per month, subject to adjustment if the real estate taxes on the land and buildings, of which the leased properties are a part, are in excess of the amount of the real estate taxes thereon for the former fiscal year. We did not pay a security deposit. We are responsible for utilities for the leased properties and we may not sublet any portion of the property without the consent of Mary Passalaqua. The lease expires on June 30, 2009.

We believe the terms of the lease are fair, and the monthly lease rate is at or below the cost for comparable space.

In general, all facilities are in good condition and are operating at capacities that range from 80% to 100%. All facilities are leased under operating leases. In comparison to similar facilities in the area, we believe the terms of the lease are fair, and the monthly lease rate is at or below the cost for comparable space.

Item 3.	Legal Proceedings.

We are not currently a party to any legal proceedings nor are we aware of any pending litigation against us.

We are required by the Chapter 78 of Title 7 of the Nevada Revised Statutes 2005 to maintain a resident agent in the State of Nevada. Our resident agent for this purpose is Incorporating Services, Ltd. 10 Bodie Drive, Carson City, NV 89706. All legal process and any demand or notice authorized by law to be served upon us may be served upon our resident agent in the State of Nevada in the manner provided under the Nevada Revised Statutes.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

No Public Market for Common Stock

There is presently no public market for our common stock. Our Company became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, upon the effectiveness of our Registration Statement on Form S-1, as amended (File No.: 333-145882) on February 12, 2008. We intend to request a registered broker-dealer to apply to have our common stock listed on the OTC Bulletin Board now that our registration statement has been deemed effective by the SEC. However, we can provide no assurance that our shares will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Securities and Exchange Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Description of Securities

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares, par value $0.001 per share, of common stock and 10,000,000 shares, par value $0.001 per share, of preferred stock. As of April 2, 2008, 2,120,000 shares of our common stock were issued and outstanding. Currently, there are no shares of preferred stock issued and outstanding.

Common Stock

Pursuant to our bylaws, our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law or provided in any resolution adopted by our board of directors with respect to any series of preferred stock, the holders of our common stock possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any preferred stock. Holders of our common stock representing one-percent (1%) of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Certificate of Incorporation. Our Certificate of Incorporation do not provide for cumulative voting in the election of directors.

Liquidation Rights

In the event of liquidation, dissolution or a winding up of us or our affairs, holders of common stock would be entitled to receive pro rata all of our remaining assets that are available and distributable to the shareholders after first satisfying claims of creditors and anyone else having rights that are superior to those of the common stockholders.

Preemptive Rights

Stockholders do not have any preemptive rights to acquire our unissued shares of common stock.

Holders of Our Common Stock

As of the date of this prospectus, we have 46 registered stockholders.

Shares Held by Affiliates.

Of the 2,120,000 shares currently issued and outstanding, 1,900,000 are held by affiliates and are deemed to be “control” securities and can only be sold in reliance upon Rule 144 of the Securities Act of 1933, as amended.

Dividends and Dividend Policy

To date, we have neither declared nor paid any dividends on our common stock nor do we anticipate that such dividends will be paid in the foreseeable future. Rather, we intend to retain any earnings to finance the growth and development of our business. Any payment of cash dividends on our common stock in the future will be dependent, among other things, upon our earnings, financial condition, capital requirements and other factors which the board of directors deems relevant. In addition, restrictive covenants contained in any financing agreements entered into in the future may preclude us from paying any dividends.

Securities Issuances/Recent Sales of Unregistered Securities

We completed a private placement of 120,000 shares of common stock in June 2007 at a purchase price of $0.25 per share which resulted in gross proceeds of $30,000.

We completed the above-referenced private placement pursuant to Regulation D and Section 4(2) under the Securities Act. Each purchaser represented to us that they were either an “accredited investor” as in Rule 501 under Regulation D of the Securities Act. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation D. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

On September 5, 2007, we filed with the Securities and Exchange Commission a Registration Statement on Form SB-2 (now Form S-1) (File No.: 333-145882) therein registering the shares of common stock issued in our June 2007 private placement. On February 12, 2008, the SEC declared the Registration Statement effective.

Securities Authorized for Issuance under Equity Compensation Plans

As of April 2, 2008, the Company has not registered any shares for issuance under any type of incentive equity compensation plan.

Item 6.	Management’s Discussion and Analysis.

You should read the following discussion together with "Selected Historical Financial Data" and our consolidated financial statements and the related notes included elsewhere in this prospectus. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under "Risk Factors," "Special Note Regarding Forward-Looking Statements" and elsewhere in this prospectus.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this prospectus. See "Risk Factors."

Organization and Basis of Presentation

The Company was formed under the laws of the State of Nevada on December 29, 2003. On February 10, 2006, the Company entered into an asset purchase agreement with Cobalt Blue, LLC, a New York limited liability company, for the purchase of its ATM assets for a total purchase price of $10,000. Cobalt Blue, LLC is a privately held company and has been in existence since 2003. Prior to the acquisition of Cobalt’s ATM’s, the Company had no operations or assets.

Overview

We own and/or manage a total of 11 Automated Teller Machines, or ATM’s, located at 11 different merchants in Onondaga County in upstate New York.

Our revenues are principally derived from two types of fees which we charge for processing transactions on our ATM network. We receive an interchange fee from the issuer of the credit or debit card for processing a transaction when a cardholder uses an ATM in our network. In addition, in most cases we receive a surcharge fee from the cardholder when the cardholder makes a cash withdrawal from an ATM in our network.

Surcharge/convenience fees are fees assessed directly to the consumer utilizing the ATM terminals owned by the Company. The surcharge/convenience fees assessed range from $1.50 to $4.00 based upon a cash withdrawal transaction from the ATM terminals.

Interchange fees are fees assessed directly to the card issuer of the consumer. The interchange fees are comprised of two fees: (1) an interchange fee ranging from approximately $0.40 to $0.55 based upon each cash withdrawal transaction; and (2) an interchange fee ranging from approximately $0.15 to $0.25 based upon an account inquiry by the consumer.

We compete in a fragmented industry in which no one firm has a significant market share and can strongly influence the industry outcome. Our industry is populated by a large number of financial institutions and Independent Sales Organizations, or ISOs, which deploy ATM’s. The industry we compete in is also characterized by essentially undifferentiated services.

Additionally, the industry in which we compete is showing increasing signs of being an industry in decline. Reasons for this market decline include:

•  Emergence of debit cards, “pay pass” machines and RFID as substitutes for cash in making purchases;

•  Increasing acceptance of debit cards by younger demographics; and

•  Market saturation of prime ATM locations in the U.S.

The demand for our ATM services is primarily a function of population growth and new business creation to serve that population growth.

Our business strategy to grow our business includes the following:

•  Acquiring additional ATM’s from borrowings or financings from private placement of our securities;
•  Continuing to search for profitable locations for the placement of our ATM’s; and
•  Grow our margins by conservatively hiring additional staff on as-needed basis.

Going Concern Qualification

We incurred a net loss of $49,248 for the year ended December 31, 2007 and a net gain of $7,280 during the year ended December 31, 2006. We had $3,498 in cash and cash equivalents on hand as of December 31, 2007. We are in the development stage and have not consistently earned revenue since our inception. Due the foregoing facts, our auditors have expressed their doubt as to our ability to continue as a going concern. Current funds available to us may not be adequate for us to continue operations in the next 12-24 months. Therefore, we will need to raise additional funds in order to fully implement our business plan. However, there can be no assurance that we will be successful in raising such additional funds. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuance of stock in lieu of cash.

We currently only have one employee, who devote approximately 30% of her time to running our business. As our business grows, we anticipate hiring additional employees and retaining additional consultants. However, we cannot guarantee that we will have the financial capability to hire additional personnel, which could hurt the Company’s performance and impede growth.

Industry Trends

We have noted the following trends in the ATM industry which we expect to continue in the foreseeable future:

•
A consolidation in the banking industry, causing the number of different financial institutions and different ATM networks to decline. Generally, users who use ATM’s affiliated with their banks are not charged surcharge fees. This consolidation and resulting proliferation of affiliated ATM’s is causing regional operators who charge surcharge fees, such as our Company, to lose current and potential customers, market share and revenue;

•	A marked increase in the acceptance and utilization of consumers and retailers ATM’s cards which can also be used as either a credit card or debit card;

•	An increase in the public’s use of bank cards as a either credit or debit card as compared to utilizing cash to make purchases;

•	An increase in the number and proliferation of ATM sites by national banking institutions which facilitate their customers access to cash and making stand alone ATM’s, such as ours, less necessary;

•
An increase in and public awareness of identity theft and ATM fraud often perpetuated by persons manipulating and damaging stand alone ATM’s such as ours, which may cause potential customers to be weary of utilizing ATM machines not affiliated with regional or national banking institutions, including our ATM’s;

•	National banks lowering their surcharge fees relative to stand alone ATM’s, such as ours;

•
An increase in banks’ affiliations with other institutions (e.g., airlines, merchants, charities) which enable customers to use their bank cards as credit/debit cards and earn points redeemable at such other institutions;

•	A decrease in merchants’ required minimum purchases before accepting a customers’ credit cards and bank cards which can be used as a credit or debit card;

•	The ability of a customer to receive cash back from a merchant when using his/her debit cards to make a purchase at the merchant, thereby decreasing the need for the customer to use an ATM;

•	Credit card processors diversifying their business by taking advantage of existing relationships with merchants to place ATM’s at sites with those merchants;

•	Number of retailers issuing their own in-store credit cards and offering their customers utilizing such retailer’s credit card with discounted merchandise;

•	Companies that have the capability to provide both back office services and ATM management services;

•	Consolidators in the business such as TRM/E-Funds and Cardtronics/E-trade.

We expect these trends to increase which could harm our business and operations if we fail to grow our business.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our consolidated balance sheet, and the amounts of revenues and expenses reported for each of our fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition Policies

The Company derives its primary revenue from the sources described below, which includes surcharge revenue and interexchange revenue. Surcharge fees are added fees which the Company charges the ATM user for dispensing cash. The Company receives all of the Surcharge fees on the ATM’s it owns or services but none of the Surcharge fees on third party owned ATM’s in its network. Interexchange fees are fees charged between banks for transferring money. The Company receives all of the interexchange fees on ATM’s in its network whether owned or not.

Surcharge/convenience fees are fees assessed directly to the consumer utilizing the ATM terminals owned by the Company. The surcharge/convenience fees assessed range from $1.50 to $4.00 based upon a cash withdrawal transaction from the ATM terminals.

Interchange fees are fees assessed directly to the card issuer of the consumer. The interchange fees are comprised of two fees: (1) an interchange fee ranging from approximately $0.40 to $0.55 based upon each cash withdrawal transaction; and (2) an interchange fee ranging from approximately $0.15 to $0.25 based upon an account inquiry by the consumer.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides guidance on the definition of fair value, methods to measure fair value, and expanded disclosures of fair value. SFAS No. 157 is effective as of the first interim or annual reporting period that begins after November 15, 2007. Accordingly, we will adopt SFAS No. 157 in its quarter ending March 31, 2008. We are currently evaluating the provisions of SFAS No. 157 and have not yet determined the impact, if any, that SFAS No. 157 will have on its financial statement presentation or disclosures.

Comparison of Results of Operations for the Fiscal Years Ended December 31, 2007 and 2006:

Revenues

We had total revenue of $19,555 for the fiscal year ended December 31, 2007, compared to $47,056 for the fiscal year ended December 31, 2006. This decrease was due to fewer transactions resulting from the removal of two of our ATM’S from Peter’s Grocery Stores after a change in ownership

Cost of Revenues

Our total cost of revenues decreased from $17,659 for the fiscal year ended December 31, 2006 to $6,475 for the fiscal year ended December 31, 2007. The decrease is due to the removal of the two Peter’s Grocery Stores ATM’s because of a change of ownership.

Depreciation

Depreciation for the fiscal year period ended December 31, 2007 was $1,896 compared to $1,833 for the same period in 2006. Based on industry experience, we expect our ATM’s to have a useful life of approximately three to five years before they become obsolete and must be replaced or substantially overhauled.

Gross Profit

Gross profit for the fiscal year ended December 31, 2007 and 2006 was approximately $13,080 and $29,397 respectively. This decrease was due to the decreased cost of revenues resulting from the removal of the two ATM’s from Peter’s Grocery Stores after a change in ownership.

Operating Expenses

Our total operating expenses for the fiscal years ended December 31, 2007 and 2006 were $77,551 and $16,071, respectively. Operating expenses primarily consist of accounting and legal fees related to our preparation in becoming a public company. We do not anticipate such fees to dramatically increase in the future.

Interest Expense

Interest expense, net, for the fiscal year ended December 31, 2007 was $63.00 compared to $8,086 for the fiscal year ended December 31, 2006.

Other Income

Other income consists of the sale of fixed assets. Other income increased for the fiscal year ended December 31, 2007 to 5,536 from $2,040 for the fiscal year ended December 31, 2006.

Net Income (Loss) from Operations

We incurred a net loss before taxes of $58,998 for the fiscal year ended December 31, 2007 as compared to a net income before taxes of $7,280 for the fiscal year ended December 31, 2006. The loss was due to accounting and legal fees in connection with our Company going public. We do not anticipate such fees to dramatically increase in the future.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures.

As of December 31, 2007, we had $3,498 in cash and cash equivalents on hand, compared to $20,761 at December 31, 2006. This decrease was due primarily to the removal of two of our ATM’s from Peter’s Grocery Stores due to a change in ownership. As of December 31, 2007, we incurred a net operating loss of $64,471. We have financed our operations to date from the sale of equity securities and through our limited revenues.

We believe that our short-term and long-term liquidity requirements will be minimal and that we will be able to fund such requirements from our future results of operations. In addition, our principal stockholders have agreed to fund any liquidity requirements not met by our future results of operations.

We have funded our operations and investment activities from cash flow generated by operations and financing activities. Net cash provided by operating activities for the year ended December 31, 2007 was $3,498 compared to the net cash provided by continuing operating activities for the year ended December 31, 2006 of $20,761.

Net cash provided by investing activities was $4,900 for the year ended December 31, 2007, mainly representing the proceeds received from the sale of equipment. This compares to net cash used in investing activities of $10,000 for the year ended December 31, 2006, used mainly for the purchase of equipment.

Net cash used in financial activities was $30,000 for the year ended December 31, 2007, mainly representing the proceeds from our private placement consummated in June 2007. This compares to net cash from financing activities of $19,000 for the year ended December 31, 2006.

Our expenses to date are largely due to an increase in accounting and legal fees in connection with our preparation to become a public company. Upon the effectiveness of the Registration Statement on Form S-1 which occurred on February 12, 2008, we are required to prepare and file periodic reports under the Securities Exchange Act of 1934, as amended, including but not limited to, quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The preparation and filing of such reports will necessitate additional accounting and legal fees.

We believe that our results of operations will provide us with the necessary funds to satisfy our liquidity needs for the next twelve 12 months due to several factors. Such factors include, but are not limited, the fact that we are not paying Ms. Burton, our sole executive and director any compensation and/or for services rendered, and do not anticipate doing so until we are profitable, if ever; we have placed the two ATM’s which had been removed from Peter’s Grocery Stores and anticipate interexchange fees and surcharge fees to be generated from those machines in the next 12 months; the majority of our expenses to date have been due primarily to legal and accountant fees in relation to our preparation of becoming a public company. An additional factor includes a decrease in interest expense also due to the sale of the Peter’s Grocery Stores and for which we rented vault cash from banks to fill the ATM’s at interest rates ranging from 8% to 10% per annum. Upon the removal of the two ATM’s located at Peter’s Grocery Stores, we no longer needed to rent the vault cash and therefore, our interest expense decreased. Lastly, on December 11, 2006, we repaid a promissory note, dated June 31, 2006, to Joseph C. Passalaqua, a selling stockholder, in the face amount of $100,000 which bore interest at the rate of 10% per annum and due on January 31, 2008.

Working Capital

As of December 31, 2007, we had total assets of 18,879 and total liabilities of $11,847, which results in stockholders’ equity of $7,032 and a net loss per common share of $0.02. We believe our current working capital is sufficient for our present requirements.

Impact of Inflation and Changing Prices

We were not impacted by inflation during the past two fiscal years in any material respect. Interest rate hikes have increased the rental cost of our vault cash. As the interest rates increase and vault cash costs increase, this will have a less favorable impact on our income.

RISK FACTORS

This investment has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this prospectus. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.

Risks Relating to Our Company

We have a limited operating history which may not be an indicator of our future results.

As a result of our limited operating history, our plan for rapid growth, and the increasingly competitive nature of the markets in which we operate, the historical financial data is of limited value in evaluating our future revenue and operating expenses. Our planned expense levels will be based in part on expectations concerning future revenue, which is difficult to forecast accurately based on current plans of expansion and growth. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Further, general and administrative expenses may increase significantly as we expand operations. To the extent that these expenses precede, or are not rapidly followed by, a corresponding increase in revenue, our business, operating results, and financial condition will suffer.

Margaret A. Burton is our only executive officer and director and sole employee. We will need additional employees to implement our business strategy.

Margaret A. Burton is our only executive officer and director and sole employee and only spends 30% of her time on our business. Our success depends upon her continuing and increasing her contributions to our company. If she were to terminate her employment with us or fail to increase her time on our operations necessary to grow our business, our operating results would suffer. Our future success also depends in large part upon our ability to hire and retain additional highly skilled managerial, operational and marketing personnel. Should we be unable to attract and retain skilled personnel, our performance will suffer.

Margaret A. Burton, our sole executive officer and director, also serves as our Principal Financial Officer. Her lack of financial expertise renders her reliant on outside financial advisors, including our independent public auditors.

Margaret A. Burton, our Chief Executive Officer and President and sole director, serves as our Principal Executive Officer and Principal Financial Officer. A Principal Financial Officer’s duties include oversight of the financial condition of a company, including assisting the company’s independent auditors with company’s fiscal year audit and result of operations and preparation of the company’s unaudited financial statements and results of operations for each of the quarters of the company’s fiscal year. Also, a reporting company’s Principal Financial Officer is required to sign the company’s periodic reports as such and attest as the veracity of such company’s disclosure, including, but not limited to the company’s financial statements and internal controls and procedures. Due to Ms. Burton’s lack of financial expertise, especially in the ATM industry, she is reliant on outside financial advisors, including our independent public auditors.

We only have 11 ATM’s currently located at 11 different regional customers. Our business would suffer if we could not replace a significant amount of customers who stopped using our ATM’s.

We have contracts with a limited number of regional customers. We own and/or manage a total of 11 privately owned Automated Teller Machines, or ATM’s, located at 11 different merchants in Onondaga County in upstate New York.  Our Company would suffer dramatically if a significant number of merchants decided to stop using our ATM’s and we were unable to replace such customers.

The continued growth and acceptance of debit cards as a means of payment could negatively impact our results of operations.

The use of debit cards by consumers has been growing. Consumers use debit cards to make purchases from merchants, with the amount of the purchase automatically deducted from the consumers' checking accounts. An increasing number of merchants are accepting debit cards as a method of payment, and are also permitting consumers to use the debit cards to obtain cash. The increasing use of debit cards to obtain cash may reduce the number of cash withdrawals from our ATM’s, and may adversely affect our revenues from surcharge fees. A continued increased in the use and acceptance of debit cards could have a material adverse effect on our business, results of operations and financial condition.

There are other several industry trends which we expect to increase and which could hurt our Company us if we fail to grow our business.

We have noted the following trends in the ATM industry which we expect to continue in the foreseeable future:

•
A consolidation in the banking industry, causing the number of different financial institutions and different ATM networks to decline. Generally, users who use ATM’s affiliated with their banks are not charged surcharge fees. This consolidation and resulting proliferation of affiliated ATM’s is causing regional operators who charge surcharge fees, such as our Company, to lose current and potential customers, market share and revenue.

•	An increase in the public’s use of bank cards as a either credit or debit card as compared to utilizing cash to make purchases.
•	An increase in the number and proliferation of ATM sites by national banking institutions which facilitate their customers access to cash and making stand alone ATM’s, such as ours, less necessary.
•
An increase in and public awareness of identity theft and ATM fraud often perpetuated by persons manipulating and damaging stand alone ATM’s such as ours, which may cause potential customers to be weary of utilizing ATM machines not affiliated with regional or national banking institutions, including our ATM’s.

•	National banks lowering their surcharge fees relative to stand alone ATM’s, such as ours
•
An increase in banks’ affiliations with other institutions (e.g., airlines, merchants, charities) which enable customers to use their bank cards as credit/debit cards and earn points redeemable at such other institutions

•	A decrease in merchants’ required minimum purchases before accepting a customers’ credit cards and bank cards used as either a credit or debit card.
•	The ability of a customer to receive cash back from a merchant when using his/her debit cards to make a purchase at the merchant, thereby decreasing the need for the customer to use an ATM.

•	Credit card processors diversifying their business by taking advantage of existing relationships with merchants to place ATM’s at sites with those merchants.
•	Number of retailers issuing their own in-store credit cards and offering their customers utilizing such retailer’s credit card with discounted merchandise.
•	Companies that have the capability to provide both back office services and ATM management services.
•	Consolidators in the business such as TRM/E-Funds and Cardtronics/E-trade.

We believe that the foregoing industry trends will most likely have a material adverse effect on our future financial condition and/or results of operations, especially if we fail to grow our business.

Any regulation or elimination of surcharge or interchange fees could have a materially adverse impact on our results of operations.

The imposition of surcharge fees is not currently subject to federal regulation. However, several states in which we currently have no operations have banned companies from imposing such fees, generally as a result of activities of consumer advocacy groups that believe that transaction fees are unfair to users. There have been, however, various state and local efforts in the United States to ban or limit transaction fees. We are not aware of any existing bans or limits on transaction fees applicable to us in any of the jurisdictions in which we currently do business. We cannot guarantee that transaction fees will not be banned or limited in the jurisdictions in the United States in which we operate. Such a ban or limit could materially limit or reduce our ATM revenues.

Our ATM business is subject to government and industry regulations, which we describe below. This regulatory environment is subject to change and various proposals have been made which, if finalized, could affect our ATM operations. Our failure to comply with existing or future laws and regulations pertaining to our ATM business could result in restrictions on our ability to provide our products and services, as well as the imposition of civil fines.

Mergers, acquisitions and personnel changes at financial institutions and electronic funds transfer networks and independent sales organizations may adversely affect our business, financial condition and results of operations.

Currently, the banking industry is consolidating, causing the number of financial institutions and ATM networks to decline. This consolidation could cause us to lose:

•	current and potential customers;

•	market share if the combined entity determines that it is more efficient to develop in-house products and services similar to ours or use our competitors' product and services; and

•	revenue if the combined institution is able to negotiate a greater volume discount for, or discontinue the use of, our products and services.

The ATM and electronic transaction processing industries are increasingly competitive, which could adversely impact our results from operations and financial condition.

The ATM business is and can be expected to remain highly competitive. While our principal competition comes from national and regional banks, we also compete with independent ATM companies. All of these competitors offer services similar to or substantially the same as those offered by our company. Most of these competitors are larger, more established and have greater financial and other resources than our company. Such competition could prevent us from obtaining or maintaining desirable locations for our machines or could cause us to reduce our user fees generated by our ATM’s or could cause our profits to decline.

The independent ATM business has become increasingly competitive since entities other than banks have entered the market and relatively few barriers exist to entry. We face intense competition from a number of companies. Further, we expect that competition will intensify as the movement towards increasing consolidation within the financial services industry continues. Many of our competitors have significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than we do.

In the market for electronic transaction processing, the principal factors on which we compete are price and service levels. The future growth of our revenues in this market is dependent upon securing an increasing volume of transactions. If we cannot control our transaction processing expenses, we may not remain price competitive and our revenues will be adversely affected.

In addition to our current competitors, we expect substantial competition from established and new companies. We cannot assure you that we will be able to compete effectively against current and future competitors. Increased competition could result in price reductions, reduced gross margins or loss of market share.

If the computer network and data centers we use were to suffer a significant interruption, our business and customer reputation could be adversely impacted and result in a loss of customers.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of the computer network systems and data centers we use. Any significant interruptions could severely harm our business and reputation and result in a loss of customers. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Although we have taken steps to prevent a system failure, we cannot be certain that our measures will be successful and that we will not experience system failures. Further, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

We may be unable to defend ourselves from claims of intellectual property infringements, which could have a negative impact on our results of operations.

Although we believe that our business operations do not infringe upon third parties’ intellectual property rights, third parties may assert infringement claims against us in the future. In particular, there has been a substantial increase in the issuance of business process patents for Internet-related business processes, which may have broad implications for all participants in Internet commerce. Claims for infringement of these patents are becoming an increasing source of litigation. If we become subject to an infringement claim, we may be required to modify our products, services and technologies or obtain a license to permit our continued use of those rights. We may not be able to do either of these things in a timely manner or upon reasonable terms and conditions. Failure to do so could seriously harm our business and operating results. In addition, future litigation relating to infringement claims could result in substantial costs to us and a diversion of management resources. Adverse determinations in any litigation or proceeding could also subject us to significant liabilities and could prevent us from using some of our products, services or technologies.

Risks Related to Our Common Stock

Currently there is no active market for our common stock.

There is not currently an active trading market for the shares. Following the effectiveness of our registration statement on Form S-1 which occurred on February 12, 2008, the Company intends to request that a broker-dealer / market maker submit an application to make a market for the Company's shares on the OTC Bulletin Board. However, there can be no assurance that the application will be accepted or that any trading market will ever develop or be maintained on the OTC Bulletin Board, pink sheets or any other recognized trading market or exchange. Any trading market for the common stock that may develop in the future will most likely be very volatile, and numerous factors beyond the control of the Company may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board. Therefore, only upon the effective date of this registration statement will the Company's shares become eligible to be quoted on the OTC Bulletin Board. In the event that the Company loses this status as a "reporting issuer," any future quotation of its common stock on the OTC Bulletin Board may be jeopardized.

Our Preferred Stock could be issued to inhibit potential investors or delay or prevent a change of control that may favor you.

Some of the provisions of our certificate of incorporation, our bylaws and Nevada law could, together or separately, discourage potential acquisition proposals or delay or prevent a change in control. In particular, our board of directors is authorized to issue up to 10,000,000 shares of preferred stock (less any outstanding shares of preferred stock) with rights and privileges that might be senior to our common stock, without the consent of the holders of the common stock.

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•  sets forth the basis on which the broker or dealer made the suitability determination; and

•  that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 7.	Financial Statements.

Our audited financial statements are included at the end of this Annual Report.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, with the participation of our chief executive and chief financial officer, of the effectiveness, as of December 31, 2007, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Due to the fact that we have a limited number of employees and are not able to have proper segregation of duties based on the cost/benefit of hiring additional employees solely to address the segregation of duties issue, we have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. However, we have determined that the risks associated with the lack of segregation of duties are partially mitigated based on the close involvement of management in day-to-day operations. We have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs to ensure the proper segregation of duties and reporting channels.

In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting occurred during the fourth quarter of our fiscal year ended December 31, 2007 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There are been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The name, initial year of service as a director, age, and position or office of each member of our board of directors, is as follows:

Name	Director Since	Age	Position
Margaret A. Burton	February 10, 2006	44	President, Chief Executive Officer, Secretary and Director

The business experience, principal occupations and directorships in publicly-held companies of the members of our board of directors are set forth below.

Margaret A. Burton is a graduate of Trident Charleston Technical and Onondaga Medical Career School and has earned a Teaching Assistant Certification from the New York State Dept. of Education. Ms. Burton was employed as a Teaching Assistant by the Jamesville Dewitt Central School from October 10, 1997 through November of 2000. She was employed as Parent Advocate by the Jamesville-Dewitt School District form September 2002 through June 2005. Since September 2005, she has been employed part-time as a Teaching Assistant with the Jamesville-Dewitt Central School and from September 2006 has been the After-School Program Staff Supervisor for Casey’s Place at the Elmcrest Children’s Center. Ms. Burton has been serving on the Board of Directors and as Secretary since January 2006, and as sole Officer and Director, President, CEO and Secretary since June 27, 2007.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

Significant Employees

We have no employees other than Ms. Burton, our sole officer and director. We conduct our business through agreements with consultants and arms-length third parties. Ms. Burton spends approximately 30% of her time on our Company’s business.

Audit, Nominating and Compensation Committees

The Board of Directors, who sole member is Margaret A. Burton, serves in the capacity as the Board’s Audit, Corporate Governance and Compensation Committees. The Board does not have an “audit committee financial expert” (as defined in the under the Exchange Act) serving on its Audit Committee. The Board anticipates appointing a financial expert to its Audit Committee in the near future.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC of forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Item 405 of Regulation S-B requires every small business issuer that has a class of equity securities registered pursuant to Section 12 of the Exchange Act to identify each person who, at any time during the fiscal year, was a director, officer or beneficial owner of more than 10 percent of any class of equity securities registered pursuant to Section 12 of the Exchange Act that failed to file on a timely basis, as disclosed in the above forms as well as other information. Due to the fact that our common stock is not registered under Section 12(b) or 12(g) of the Exchange Act, our executive officers and directors and stockholders beneficially owning more than 10% of our common stock are not required to file Forms 3, 4 or 5.

Code of Ethics and Code of Business Conduct

On April 2, 2008, our Board of Directors adopted a Code of Ethics and a Code of Business Conduct. Copies of these Codes are filed as exhibits to this Annual Report.

Involvement in Certain Legal Proceedings

During the past five years no director or executive officer of the Company (i) has been involved as a general partner or executive officer of any business which has filed a bankruptcy petition; (ii) has been convicted in any criminal proceeding nor is subject to any pending criminal proceeding; (iii) has been subjected to any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (iv) has been found by a court, the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law.

Information Concerning Non-Director Executive Officers

We currently have no executive officers serving who are non-directors.

Employment Agreements

The Company is not a party to any employment agreements.

Item 10.	Executive Compensation.

Management Compensation

We have not paid any salary, bonus or other compensation to Margaret A. Burton, our sole officer and director, since our inception. We presently have no compensation arrangements with Ms. Burton.

Stock Option Grants

No stock options or stock appreciation rights under any stock incentive plans or otherwise were granted to Ms. Burton since our inception.

Director Compensation

We do not currently pay, nor have we in the past, Ms. Burton, our sole officer and director, any salary or fees for her services. It is our policy to pay director expenses in attending board meetings. During the year ended December 31, 2007, Ms. Burton was not reimbursed for any director expenses.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock As of April 2, 2008 by (i) each executive officer named under “Executive Compensation,” (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. Unless otherwise noted, the address for each reporting person below is c/o Fresca Worldwide Trading Corporation located at 7337 Oswego Road, Liverpool, New York 13090 and our telephone number is (315) 703-9014.

Name and Address	Shares Held	Percentage(1)
Margaret A. Burton Pres., CEO, Sec. and Director 6204 Beaver Run Jamesville, NY 13078	950,000	44.81%

Mary Passalaqua 106 Glenwood Drive. S. Liverpool, NY 13090	950,000	44.81%

All Executive Officers and Directors as a Group (without naming them) (1 person)	950,000	44.81%

(1)
Applicable percentage of ownership is based on 2,120,000 shares of common stock issued and outstanding. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

DESCRIPTION OF SECURITIES

General

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares, par value $0.001 per share, of common stock and 10,000,000 shares, par value $0.001 per share, of preferred stock. As of April 2, 2008, 2,120,000 shares of our common stock were issued and outstanding. Currently there are no shares of preferred stock issued and outstanding.

Common Stock

Pursuant to our bylaws, our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law or provided in any resolution adopted by our board of directors with respect to any series of preferred stock, the holders of our common stock possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any preferred stock. Holders of our common stock representing one-percent (1%) of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Certificate of Incorporation. Our Certificate of Incorporation do not provide for cumulative voting in the election of directors.

Subject to any preferential rights of any outstanding series of preferred stock created by our board of directors from time to time, the holders of shares of our common stock will be entitled to such cash dividends as may be declared from time to time by our board of directors from funds available therefore. See "Dividend Policy.”

Subject to any preferential rights of any outstanding series of preferred stock created from time to time by our board of directors, upon liquidation, dissolution or winding up of our company, the holders of shares of our common stock will be entitled to receive, on a pro rata basis, all assets of our company available for distribution to such holders.

In the event of any merger or consolidation of our company with or into another company in connection with which shares of our common stock are converted into or exchangeable for shares of stock, other securities or property (including cash), all holders of our common stock will be entitled to receive the same kind and amount of shares of stock and other securities and property (including cash), on a pro rata basis.

Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Preferred Stock

Our Certificate of Incorporation authorizes our board of directors to issue up to 10,000,000 shares of preferred stock, in one or more designated series, each of which shall be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. Our board of directors is authorized, within any limitations prescribed by law and our Certificate of Incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock including but not limited to the following:

a.	the rate of dividend, the time of payment of dividends, whether dividends are cumulative, and the date from which any dividends shall accrue;

b.	whether shares may be redeemed, and, if so, the redemption price and the terms and conditions of redemption;

c.	the amount payable upon shares of preferred stock in the event of voluntary or involuntary liquidation;

d.	sinking fund or other provisions, if any, for the redemption or purchase of shares of preferred stock;

e.	the terms and conditions on which shares of preferred stock may be converted, if the shares of any series are issued with the privilege of conversion;

f.
voting powers, if any, provided that if any of the preferred stock or series thereof shall have voting rights, such preferred stock or series shall vote only on a share for share basis with our common stock on any matter, including but not limited to the election of directors, for which such preferred stock or series has such rights; and

g.
subject to the above, such other terms, qualifications, privileges, limitations, options, restrictions, and special or relative rights and preferences, if any, of shares or such series as our board of directors may, at the time so acting, lawfully fix and determine under the laws of the State of Nevada.

In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although there are no shares of preferred stock currently issued and outstanding and we have no present intention to issue any shares of preferred stock, no assurance can be given that it will not do so in the future.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Share Purchase Warrants

We have not issued and do not have outstanding any warrants to purchase shares of our common stock.

Options

We do not have a stock option plan in place nor are there any outstanding exercisable for shares of our common stock.

Convertible Securities

We have not issued and do not have outstanding any securities convertible into shares of our common stock or any rights convertible or exchangeable into shares of our common stock.

Item 12.	Certain Relationships and Related Transactions and Directors Independence.

None.

Item 13.	Exhibits

Exhibit No.	Description
3.1*	Articles of Incorporation, dated December 29, 2003

3.1.1*	Certificate of Amendment to Certificate of Incorporation, dated May 2, 2007

3.2*	Bylaws

4.1*	Form of Common Stock Certificate

10.1*	Asset Purchase Agreement, dated February 10, 2006, between Fresca Worldwide Trading Corporation and Cobalt Blue, LLC

10.2*	Commercial Lease, dated July 1, 2007, between Mary Passalaqua, as Landlord, and Fresca Worldwide Trading Corp., as Tenant.

14.1	Code of Ethics

31.1
Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

32.1	Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.1	Code of Business Conduct

* Previously filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 (File No.: 333-145882) and incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services.

Our independent registered public auditors are Moore & Associates, Chtd. Their office is located at 2675 S Jones Blvd., Suite 109, Las Vegas, NV 89146.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for the fiscal years ended December 31, 2006 and 2007 were approximately $4,500 and $4,500, respectively.

Audit-Related Fees

The Company’s auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

The aggregate fees billed by the Company's  auditors for  professional  services for tax compliance, tax advice, and tax planning were $0 for each of the fiscal years ended December 31, 2006 and 2007.

All Other Fees

The  aggregate fees billed by the Company's auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for each of the fiscal years ended December 31, 2006 and 2007 were $0.

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Fresca Worldwide Trading Corp

We have audited the accompanying balance sheets of Fresca Worldwide Trading Corp as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fresca Worldwide Trading Corp as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
March 26, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Financial Statements
Years ended December 31, 2007 and 2006

FRESCA WORLDWIDE TRADING, CORP.
BALANCE SHEETS

	December 31, 2007	December 31, 2006
CURRENT ASSETS
Cash and Cash Equivalents	$3,498	$20,761
Accounts Receivable	235	1,620

TOTAL CURRENT ASSETS	3,733	22,381

EQUIPMENT
Equipment	8,750	10,000
Less: Accumulated Depreciation	(3,354)	(1,833)

Net Fixed Assets	5,396	8,167

DEFERRED TAX ASSET	9,750	0

TOTAL ASSETS	$18,879	$30,548

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$11,847	$4,268

TOTAL CURRENT LIABILITIES	11,847	4,268

TOTAL LIABILITIES	11,847	4,268

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, .001 par value 10,000,000 shares authorized	0	0
Common Stock, .001 par value 100,000,000 shares authorized, 2,120,000 shares issued and outstanding at December 31, 2007 and 2,000,000 issued and outstanding at December 31, 2006	2,120	2,000
Additional Paid in Capital	46,880	17,000
Retained Earnings	(41,968)	7,280

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	7,032	26,280

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$18,879	$30,548

The accompanying notes are an integral part of these financial statements.

FRESCA WORLDWIDE TRADING, CORP.
STATEMENTS OF OPERATIONS

	December 31, 2007	December 31, 2006

SALES	$19,555	$47,056

COST OF SALES	4,579	15,826
DEPRECIATION	1,896	1,833
Total Cost of Sales	6,475	17,659

Gross Profit	13,080	29,397

The accompanying notes are an integral part of these financial statements.

FRESCA WORLDWIDE TRADING, CORP.
STATEMENTS OF OPERATIONS
(Continued)

	December 31, 2007	December 31, 2006

GENERAL AND ADMINISTRATIVE EXPENSES	$77,551	$16,071

Operating Income (Loss)	(64,471)	13,326

OTHER INCOME (EXPENSE)
Other Income	5,536	2,040
Interest Expense	(63)	(8,086)
Total Other Income (Expense)	5,473	(6,046)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(58,998)	7,280

PROVISION FOR INCOME TAXES	(9,750)	0

NET INCOME (LOSS)	$(49,248)	$7,280

Weighted Average Common Shares Outstanding	2,000,000	2,000,000

Basic Loss per Common Share	$(0.02)	$0.00

(a)	Less than $0.01 per share

The accompanying notes are an integral part of these financial statements.

FRESCA WORLDWIDE TRADING, CORP.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional	Retained	Total Stockholders'
	Shares	Amount	Paid in Capital	Earnings	Equity (Deficit)

Balance as of February 10, 2006 (Inception)	2,000,000	2,000	17,000		19,000

Net Income	-	-	-	7,280	7,280

Balance at December 31, 2006	2,000,000	$2,000	$17,000	$7,280	26,280

Purchase of Common Stock	120,000	120	29,880	-	30,000
Net Loss	-	-	-	(49,248)	(49,248)

Balance at December 31, 2007	$2,120,000	$2,120	$46,880	$(41,968)	$7,032

The accompanying notes are an integral part of these financial statements.

FRESCA WORLDWIDE TRADING, CORP.
STATEMENT OF CASH FLOWS

	December 31, 2007	December 31, 2006

Operating Activities:
Net Income (Loss)	$(49,248)	$7,280
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Gain on Sale of Equipment	(4,025)	0
Depreciation Expense	1,896	1,833
Deferred Tax Asset	(9,750)	0
(Increase) Decrease in Accounts Receivables	1,385	(1,620)
Increase (Decrease) in Accounts Payable	7,579	4,268

Net cash provided by (used in) operating activities	(52,163)	11,761

Investing Activities:
Proceeds from Sale of Equiment	4,900	0
Purchase of Equipment	0	(10,000)

Net cash provided by (used in) investing activities	4,900	(10,000)

Financing Activities:
Distributions	(19,000)	19,000
Additional Paid in Capital	46,880	0
Sale of Stock	2,120	0

Net cash provided by financing activities	30,000	19,000

Net Increase in cash	(17,263)	20,761

Cash - Beginning of Period	20,761	0

Cash - End of Period	$3,498	$20,761

Supplemental Disclosures of Cash Flow Information:
Cash Paid During Period The Period For:
Interest	$(63)	$(8,086)

The accompanying notes are an integral part of these financial statements.

FRESCA WORLDWIDE TRADING, CORP.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

FRESCA WORLDWIDE TRADING, CORP. (the Company) is currently a provider of both privately owned and company owned automatic teller machines (ATM). The Company receives revenues from the collection of the surcharge revenues and inter exchange revenues.

Organization and Basis of Presentation

The Company was formed under the laws of the State of Nevada. On February 10, 2006, the Company entered into an asset purchase agreement with Cobalt Blue, LLC., a New York company, for the purchase of its ATM assets. The Company paid Cobalt Blue, LLC. $10,000 for the purchase of its ATM assets on February 10, 2006. Cobalt Blue, LLC. is operated as a privately held company and has been in existence since 2003. The Company was inactive from December 29, 2003 (date of formation) until February 10, 2006.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

The Company's ATM’s are located in New York State and usage of those ATM’s may be affected by economic conditions in those areas. The Company has experienced decrease in revenues due to decreased locations and worsened economic conditions.

The Company maintains cash balances with a financial institution insured by the Federal Deposit Insurance Corporation up to $100,000. There are no uninsured balances at December 31, 2007 and 2006.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents for purposes of classification in the balance sheets and statement of cash flows. Cash and Cash equivalents consists of cash in bank (checking) accounts, CD, cash in ATM machines and money market.

EQUIPMENT AND DEPRECIATION

Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the useful lives of the related assets, which range from five to seven years.

FRESCA WORLDWIDE TRADING, CORP.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

REVENUE RECOGNITION

The Company derives its revenue from surcharge revenue and inter exchange revenue. Surcharge fees are added fees which the Company charges the ATM user for dispensing cash. Inter exchange fees are fees charged between banks for transferring money. The Company all of the Surcharge Fees and receives a portion of the Inter exchange fees as income. The Company recognizes the net fees received as revenues.

The Company receives interchange fees for transactions on ATM’s that it owns. The Company also receives the interchange fee for transactions on ATM’s owned by third party vendors included within its network. The Company keeps and reports as revenues all interchange fees.

The Company has 3 different circumstances for recording the surcharge fee as revenue. In the first case, for ATM’s owned and serviced by the Company, the Company receives and reports all of the surcharge fee as revenue. In the second case, where the Company owns but does not service the ATM’s, the Company records the surcharge fee as revenue and records the portion of the fee paid to the owner of the ATM location as commission expense. In the third case, of ATM’s owned and serviced by third party vendors, the Company rebates all of the surcharge fee to the third party and does not report any surcharge fee revenue.

EARNINGS (LOSS) PER SHARE

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding.

DIVIDENDS

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

EARNINGS (LOSS) PER SHARE

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding.

FRESCA WORLDWIDE TRADING, CORP.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

ACCOUNTS RECEIVABLE

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. No such charges were recorded for the years ended December 31, 2007 and 2006.

EQUIPMENT

The cost of equipment is depreciated over the estimated useful life of the related asset. Depreciation is computed by using the straight-line method for financial statement purposes. Maintenance and repairs are charged to income as incurred.

NOTE 3.	INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006

	2007	2006
Book income (loss)	$(58,998)	$7,280
Valuation allowance	0	(7,280)
Income tax expense (benefit)	$(9,750)	$0

At December 31, 2007 the Company had net operating loss carryforwards of approximately $9,750 that may be offset against future taxable income through 2027.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

FRESCA WORLDWIDE TRADING, CORP.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 4.	COMMON STOCK

During 2007, the Company issued 120,000 shares at $0.25 per share. The number of shares issued and outstanding at December 31, 2007 is 2,120,000. The number of shares issued and outstanding at December 31, 2006 is 2,000,000.

NOTE 5.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

Statement No. 150	Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151	Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152	Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153	Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No. 154 – Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

FRESCA WORLDWIDE TRADING, CORP.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 6.	GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2008	FRESCA WORLDWIDE TRADING CORP.

	By:	/s/ Margaret A. Burton
Margaret A. Burton
President, Chief Executive Officer, Secretary and Director (Principal Executive Officer and Principal Accounting and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Margaret A. Burton	President, Chief Executive Officer, Secretary and Sole Director	April 2, 2008
Margaret A. Burton	(Principal Executive Officer and Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description
14.1	Code of Ethics

31.1
Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

32.1	Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.1	Code of Business Conduct