Form 10-Q
period 2008-03-31
Fresca Worldwide Trading CORP
filed 2008-05-14
CIK 1398522

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-145882

Fresca Worldwide Trading Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	42-1689315
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

7337 Oswego Road

Liverpool, NY  13090

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (315) 703-9014
Issuer's facsimile number: (315) 453-7311

No change
(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]       No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,120,000 shares of $.001 par value common stock was outstanding as of March 31, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [  ]

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

(Do not check if a smaller reporting company)

FRESCA WORLDWIDE TRADING CORPORATION

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

FRESCA WORLDWIDE TRADING, CORP.
BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and Cash Equivalents	$11,168	$3,498
Accounts Receivable	-	235

TOTAL CURRENT ASSETS	11,168	3,733

PROPERTY & EQUIPMENT - NET	4,959	5,396

DEFERRED TAX ASSET	9,750	9,750

TOTAL ASSETS	$25,877	$18,879

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$23,875	$11,847
Related Party Note Payable	5,029	-

TOTAL CURRENT LIABILITIES	28,904	11,847

TOTAL LIABILITIES	28,904	11,847

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, .001 par value 10,000,000 shares authorized	-	-
Common Stock, .001 par value 100,000,000 shares
authorized, 2,120,000 shares issued and outstanding at
March 31, 2008 and December 31, 2007	2,120	2,120
Additional Paid in Capital	46,880	46,880
Retained Earnings	(52,027)	(41,968)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(3,027)	7,032

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$25,877	$18,879

FRESCA WORLDWIDE TRADING, CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three	For The Three
	Months Ended	Months Ended
	March 31,	March 31,
	2008	2007

SALES	$12,692	$4,015

COST OF SALES	1,055	250

Gross Profit	11,637	3,765

GENERAL AND ADMINSTRATIVE	21,304	8,201

OTHER INCOME (EXPENSE)
Other Income	20	1,500
Interest Expense	(96)	-
Total Other Income (Expense)	(76)	1,500

Loss Before Taxes	(9,743)	(2,936)

INCOME TAX EXPENSE	316	0

NET LOSS	$(10,059)	$(2,936)

Weighted Common Shares Outstanding	2,120,000	2,120,000

Net Loss per Common Share	$(0.00)	$(0.00)

FRESCA WORLDWIDE TRADING, CORP.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three	For The Three
	Months Ended	Months Ended
	March 31,	March 31,
	2008	2007

Operating Activities:
Net Loss	$(10,059)	$(2,936)
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation Expense	437	500
(Increase) Decrease in Accounts Receivables	235	0
Increase (Decrease) in Accounts Payable	12,028	4,197
Increase (Decrease) in Accrued Interest	29	0

Net cash provided by operating activities	2,670	1,761

Investing Activities:
Purchase of Equipment	0	0

Net cash used in investing activities	0	0

Financing Activities:
Related Party Note Payable	5,000	0

Net cash provided by financing activities	5,000	0

Net Increase in cash	7,670	1,761

Cash - Beginning of Period	3,498	20,761
	.
Cash - End of Period	$11,168	$22,522

Supplemental Disclosures of Cash Flow Information:
Cash Paid During Period The Period For:
Interest	$(96)	$0

FRESCA WORLDWIDE TRADING, CORP.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2008

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
FOR THE PERIOD ENDED MARCH 31, 2008

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
FOR THE PERIOD ENDED MARCH 31, 2008

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

ACCOUNTS RECEIVABLE

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. No such charges were recorded for the period ended March 31, 2008.

EQUIPMENT

The cost of equipment is depreciated over the estimated useful life of the related asset. Depreciation is computed by using the straight-line method for financial statement purposes. Maintenance and repairs are charged to income as incurred.

NOTE 3.

COMMON STOCK

During 2007, the Company issued 120,000 shares at $0.25 per share. The number of shares issued and outstanding at December 31, 2007 is 2,120,000.

NOTE  4.

NOTE PAYABLE

The Company has a $5,000 note payable with Joseph Passalaqua bearing interest at 10%; payable on demand.

NOTE  5.

OPERATING LEASE

The Company leases office space under an operating lease expiring in July 2009. Rent expense for the period ended March 31, 2008 amounted to $600.

The minimum future rental payments under the operating lease at March 31, 2008 are as follows:

2009	$2,400

NOTE  6.

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

FRESCA WORLDWIDE TRADING, CORP.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2008

NOTE  6.

 THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS - Continued

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

NOTE 7.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATION

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

·	discuss our future expectations;

·	contain projections of our future results of operations or of our financial condition; and

·	state other "forward-looking" information.

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

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

REVENUES

Our total revenue increased by $8,677 or approximately 216.11%, from $4,015 in the three months ended March 31, 2007 to $12,692 in the three months ended March 31, 2008.  This increase was primarily attributable due to more transactions on the network.

Our Inter Exchange increased by $371 or approximately 54.9%, from $676 in the three months ended March 31, 2007 to $1,047 in the three months ended March 31, 2008.  This increase was primarily due to more transactions on the network.

Our Surcharge Revenues increased by $6,999 or approximately 209.6%, from $3,339 in the three months ended March 31, 2007 to $10,338 in the three months ended March 31, 2008.  The increase was primarily attributable due to more transactions on the network.

Our ATM Supply vendors gave us credits in the period ended March 31, 2008 that led to an increase in revenue of $1,307.

COSTS OF SALES

Our overall cost of sales increased for the three months ending March 31, 2008 by $805 or approximately 322% when compared to the three months ended March 31, 2007.

Our commissions decreased by $161 when compared to the same period in 2007. This decrease is primarily attributable to less vendors that received commission. Depreciation expense decreased by $63 when compared to the same period in 2007.  This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners.  Once a payphone is sold to the site owner it is removed from our assets and depreciation schedules.  We own telephone equipment and motor vehicles, which provide a service for a number of years.  The term of service is commonly referred to as the “useful life” of the asset.  Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired.   A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Our cost for ATM phone lines and supplies increased $1,029 when compared to the same period in 2007.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $13,419 or approximately 163.6% over the same period in 2007.  Approximately 84.0% of this increase is related to fees we pay to accountants and attorneys throughout the period for performing various tasks.     Rent increased by $600 when compared to 2007.   Professional fees increased by $11,274 over 2007.  These are fees we pay to accountants and attorneys throughout the period for performing various tasks.   Our tax, office, and printing expenses, together account for an increase of $1545 when compared to the same period ending March 31, 2007

Interest Expense

Interest expense, net, increased for the period ended March 31, 2008 to $96 from $0 for the period ended March 31, 2007.

Net Loss from Operations

We had net loss of $10,059 for the period ended March 31, 2008 as compared to a net loss after taxes of $2,936 for the period ended March 31, 2007. This increase was due to a increase in operating expenses for the period ended March 31, 2008.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations.

As of March 31, 2008, we had $11,168 cash on hand, compared to $22,522 as of March 31, 2007.

We believe that we will continue to need investing and financing activities to fund operations.

Net cash provided by operating activities was $2,670 during the three-month period ended March 31, 2008, mainly representative of an increase in Accounts Payable during 2008. This compares to net cash used in operating activities of $22,522 for the three-month period ended March 31, 2007.

Net cash provided by financial activities was $5,000 during three-month period ended March 31, 2008, mainly representing the proceeds from related party notes.  This compares to net cash provided by financing activities of $0 for the three-month period ended March 31, 2007.

Our expenses to date are largely due to professional fees and the cost of sales for telephone communication costs.

We believe that our results of operations will provide us with the necessary funds to satisfy our liquidity needs for the next 9 months. To the extent they are not, however, our principal stockholders have agreed to fund our operations for the next twelve-month period and beyond.

Working Capital

As of March 31, 2008, we had total assets of $25,877 and total liabilities of $28,904, which results in working deficit of $(3,027) as compared to total assets of $18,879 and total liabilities of $11,847 resulting in a working capital of $7,032 as of March 31, 2007.

COMMON STOCK

We are authorized to issue 100,000,000 shares of Common Stock, with a par value of $0.001. There are 2,120,000 shares of Common Stock issued and outstanding as of the date of March 31, 2008 of this form 10-Q. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

PREFERRED STOCK

We are authorized to issue 10,000,000 shares of Preferred Stock, with a par value of $0.001. There are 0 shares of Preferred Stock issued and outstanding as of the date of March 31, 2008 of this form 10-Q.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this "Management's Discussion and Analysis or Plan of Operation" may contain information that includes or is based upon certain "forward-looking statements" relating to our business. These forward-looking statements represent managements current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, while it is not possible to predict or identify all such risks, uncertainties, and other factors, those relating to:

•

our ability to secure the additional financing adequate to execute our business plan;

•

our ability to identify, negotiate and complete the acquisition of an operating business, consistent with our business plan.

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions may cause actual results to be materially different from those described herein or elsewhere by us. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors may be described in greater detail in our filings from time to time with the Securities and Exchange Commission, which we strongly urge you to read and consider. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.

Item 3.  Quantitive and Qualitative Disclosure About Market Risks.

Not Applicable.

Item 4.  Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended the ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

(b)

Changes in internal controls.

There have been no significant changes in our internal controls or other factors that could significantly affect such controls and procedures subsequent to the date we completed our evaluation. Therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best knowledge of the Company's officers and directors, the Company is currently not a party to any pending legal proceedings.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed under item 1 of the Company’s Registration Statement on Form 10-SB, as filed with the United States Securities and Exchange Commission on February 8, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)

Exhibits:

31.1

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: May 14, 2008

FRESCA WORLDWIDE TRADING CORP.

By:  /s/ Margaret Burton

           Margaret Burton