Form 10-Q
period 2008-06-30
Fresca Worldwide Trading CORP
filed 2008-08-13
CIK 1398522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Fresca Worldwide Trading Corporation

(Exact name of registrant as specified in its charter)

Nevada	333-145882	42-1689315
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

7337 Oswego Road

Liverpool, NY 13090

(Address of Principal Executive Office) (Zip Code)

Issuer's telephone number: (315) 703-9014

Issuer's facsimile number: (315)453-7311

(Registrant’s telephone number, including area code)

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

Yes [  ]       No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,120,000 shares of $.001 par value common stock was outstanding as of June 30, 2008.

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

Smaller reporting company [X]

(Do not check if a smaller reporting company)

FRESCA WORLDWIDE TRADING CORPORATION

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

FRESCA WORLDWIDE TRADING, CORP.
BALANCE SHEETS

	June 30,	December 31,
	2,008	2,007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$14,284	$3,498
Accounts Receivable	0	235

TOTAL CURRENT ASSETS	14,284	3,733

PROPERTY & EQUIPMENT - NET	3,876	5,396

DEFERRED TAX ASSET	9,750	9,750

TOTAL ASSETS	$27,910	$18,879

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$28,197	$11,847
Related Party Note Payable	5,626	0

TOTAL CURRENT LIABILITIES	33,823	11,847

TOTAL LIABILITIES	33,823	11,847

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, .001 par value 10,000,000 shares authorized	0	0
Common Stock, .001 par value 100,000,000 shares
authorized, 2,120,000 shares issued and outstanding at
June 30, 2008 and December 31, 2007	2,120	2,120
Additional Paid in Capital	46,880	46,880
Retained Earnings	(54,913)	(41,968)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(5,913)	7,032

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$27,910	$18,879

FRESCA WORLDWIDE TRADING, CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three	For The Three	For The Six	For The Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2,008	2,007	2,008	2,007

SALES	$6,943	$4,706	$18,328	$8,540

COST OF SALES	2,944	1,663	2,692	1,913

Gross Profit	3,999	3,043	15,636	6,627

GENERAL AND ADMINSTRATIVE	9,860	34,869	31,164	43,035

OTHER INCOME (EXPENSE)
Other Income	3,092	2,195	3,112	3,697
Interest Expense	(117)	0	(213)	(3)
Total Other Income (Expense)	2,975	2,195	2,899	3,694

Loss Before Taxes	(2,886)	(29,631)	(12,629)	(32,714)

INCOME TAX EXPENSE	0	0	316	0

NET LOSS	$(2,886)	$(29,631)	$(12,945)	$(32,714)

Net Loss per Common Share	$(0)	$(0)	$(0)	$(0)

Weighted Common Shares Outstanding	2,120,000	2,120,000	2,120,000	2,120,000

FRESCA WORLDWIDE TRADING, CORP.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six	For The Six
	Months Ended	Months Ended
	June 30,	June 30,
	2,008	2,007

Operating Activities:
Net Loss	$(12,945)	$(32,714)
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Gain on Sale of Equipment	(3,092)	(2,042)
Depreciation Expense	812	990
(Increase) Decrease in Accounts Receivables	235	0
Increase (Decrease) in Accounts Payable	16,350	(1,574)
Increase (Decrease) in Accrued Interest	126	0

Net cash provided by (used in) operating activities	1,486	(35,340)

Investing Activities:
Proceeds from Sale of Equipment	3,800	2,500

Net cash provided by investing activities	3,800	2,500

Financing Activities:
Related Party Note Payable	5,500	0
Additional Paid in Capital	0	29,880
Sale of Stock	0	120

Net cash provided by financing activities	5,500	30,000

Net Increase in cash	10,786	(2,840)

Cash - Beginning of Period	3,498	20,761
	.
Cash - End of Period	$14,284	$17,921

Supplemental Disclosures of Cash Flow Information:
Cash Paid During The Period For:
Interest	$(213)	$(3)

FRESCA WORLDWIDE TRADING, CORP.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008

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

The Company maintains cash balances with a financial institution insured by the Federal Deposit Insurance Corporation up to $100,000. There are no uninsured balances at June 30, 2008.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents for purposes of classification in the balance sheets and statement of cash flows. Cash and Cash equivalents consists of cash in bank (checking) accounts, CD, cash in ATM machines and money market.

FIXED ASSETS AND DEPRECIATION

Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the useful lives of the related assets, which range from five to seven years.  Maintenance and repairs are charged to income as incurred.

FRESCA WORLDWIDE TRADING, CORP.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008

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

The Company has 3 different circumstances for recording the surcharge fee as revenue. In the first case, for ATM’s owned and serviced by the Company, the Company receives and reports all of the surcharge fee as revenue. In the second case, where the Company owns but does not service the ATM’s, the Company records the surcharge fee as revenue and records the portion of the fee paid to the owner of the ATM location as commission expense. In the third case, of ATM’s owned and serviced by third party vendors, the Company rebates all of the surcharge fee to the third party and does not report any surcharge fee revenue

DIVIDENDS

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

ACCOUNTS RECEIVABLE

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. No such charges were recorded for the period ended June 30, 2008.

FRESCA WORLDWIDE TRADING, CORP.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008

NOTE 3.

PROPERTY & EQUIPMENT

	June 30, 2008	December 31, 2007
Equipment	$7,500	$8,750
Accumulated Depreciation	(3,624)	(3,354)

Total Property & Equipment	$3,876	$5,396

NOTE 4.

COMMON STOCK

During 2007, the Company issued 120,000 shares at $0.25 per share. The number of shares issued and outstanding at December 31, 2007 is 2,120,000.

NOTE  5.

NOTE PAYABLE

The Company has a $5,000 note payable with Joseph Passalaqua bearing interest at 10%; payable on demand.  The Company has a $500 note payable with Joseph Passalaqua bearing interest at 18%; payable on demand.

NOTE  6.

OPERATING LEASE

The Company leases office space under an operating lease expiring in July 2009. Rent expense for the period ended June 30, 2008 amounted to $1,200.

The minimum future rental payments under the operating lease at June 30, 2008 are as follows:

2009	$2,400

NOTE  7.

 THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

In February 2007, the FASB issued SFAS no, 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financials assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFA No. 107, “Disclosures about Fair Value of Financial Instruments.”SFAS 159 is effective for the Company as of the beginning of fiscal year 2008.  The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008

NOTE  7.

 THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS - Continued

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning May 1, 2008.

In December 2007, the FASB issued No. 160, “Noncontrolling Interests in Financial Statements, an amendment of ARB No. 51" (“SFAS 160").  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In December 2007, the FASB issued No. 141(R),  “Business Combinations” (“SFAS 141(R)”.  SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141(R) is not permitted.  Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In March 2008, the FASB issued No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  (“SFAS 161").  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

FRESCA WORLDWIDE TRADING, CORP.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008

NOTE 8.

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

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007 REVENUES

Our total revenue increased by $9,788 or approximately 114.61%, from $8,540 in the six months ended June 30, 2007 to $18,328 in the six months ended June 30, 2008.  This increase was primarily attributable due to more transactions on the network.

Our Inter Exchange increased by $745 or approximately 51.42%, from $1,449 in the six months ended June 30, 2007 to $2,194 in the six months ended June 30, 2008.  This increase was primarily due to more transactions on the network.

Our Surcharge Revenues increased by $9,043 or approximately 127.53%, from $7,091 in the six months ended June 30, 2007 to $16,134 in the six months ended June 30, 2008.  The increase was primarily attributable due to more transactions on the network.

COSTS OF SALES

Our overall cost of sales increased for the six months ending June 30, 2008 by $779 or approximately 40.72% when compared to the six months ended June 30, 2007.

Our commissions decreased by $100 when compared to the same period in 2007. This decrease is primarily attributable to less vendors that received commission.

Depreciation expense decreased by $178 when compared to the same period in 2007.  This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable ATM machines, and selling them to the site owners.  Once an ATM is sold to the site owner it is removed from our assets and depreciation schedules. Because an asset such as ATM machine is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired.   A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Our cost for ATM phone lines and supplies increased $1,057 when compared to the same period in 2007.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $11,871 or approximately 27.59% over the same period in 2007.  Approximately 109.8.0% of this decrease is related to fees we pay to accountants and attorneys throughout the period for performing various tasks.     Rent increased by $1,200 when compared to 2007.   Professional fees decreased by $13,041 over 2007.  These are fees we pay to accountants and attorneys throughout the period for performing various tasks.   Our office expenses account for a decrease of $30 when compared to the same period ending June 30, 2007.

Interest Expense

Interest expense, net, increased for the period ended June 30, 2008 to $213 from $3 for the period ended June 30, 2007.

Net Loss from Operations

We had net loss of $12,945 for the period ended June 30, 2008 as compared to a net loss after taxes of $32,714 for the period ended June 30, 2007. This decrease was due to an decrease in operating expenses for the period ended June 30, 2008.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations.

As of June 30, 2008, we had $14,284 cash on hand, compared to $32,921 as of June 30, 2007.

We believe that we will continue to need investing and financing activities to fund operations.

Net cash provided by operating activities was $1,486 during the six-month period ended June 30, 2008, mainly representative of an increase in Accounts Payable during 2008. This compares to net cash used in operating activities of $35,340 for the six-month period ended June 30, 2007.

Net cash provided by investing activities was $3,800 during the six-month period ended June 30, 2008, representative of proceeds from sale of equipment. This compares to net cash provided by investing activities of $2,500 for the six-month period ended June 30, 2007 representative of proceeds from sale of equipment.

Net cash provided by financial activities was $5,500 during six-month period ended June 30, 2008, mainly representing the proceeds from related party notes.  This compares to net cash provided by financing activities of $30,000 for the six-month period ended June 30, 2007, mainly representing additional paid in capital.

Our expenses to date are largely due to professional fees and the cost of sales for ATM costs.

We believe that our results of operations will provide us with the necessary funds to satisfy our liquidity needs for the next 6 months. To the extent they are not, however, our principal stockholders have agreed to fund our operations for the next twelve-month period and beyond.

Working Capital

As of June 30, 2008, we had total assets of $27,910 and total liabilities of $33,823, which results in working deficit of $(5,913) as compared to total assets of $26,260 and total liabilities of $2,694 resulting in a working capital of $23,566 as of June 30, 2007.

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

REVENUES

Our total revenue increased by $2,237 or approximately 47.54%, from $4,706 in the three months ended June 30, 2007 to $6,943 in the three months ended June 30, 2008.  This increase was primarily attributable due to more transactions on the network.

Our Inter Exchange increased by $373 or approximately 48.19%, from $774 in the three months ended June 30, 2007 to $1,147 in the three months ended June 30, 2008.  This increase was primarily due to more transactions on the network.

Our Surcharge Revenues increased by $1,864 or approximately 47.41%, from $3,932 in the three months ended June 30, 2007 to $5,796 in the three months ended June 30, 2008.  The increase was primarily attributable due to more transactions on the network.

COSTS OF SALES

Our overall cost of sales increased for the three months ending June 30, 2008 by $1,281 or approximately 77.03% when compared to the three months ended June 30, 2007.

Our commissions increased by $61 when compared to the same period in 2007. This increase is primarily attributable to more vendors that received commission.

Depreciation expense decreased by $115 when compared to the same period in 2007.  This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable ATM machines, and selling them to the site owners.  Once a ATM is sold to the site owner it is removed from our assets and depreciation schedules.  The term of service is commonly referred to as the “useful life” of the asset.  Because an asset such as ATM machine is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired.   A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Our cost for ATM phone lines and supplies increased $1,335 when compared to the same period in 2007.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $25,009 or approximately 71.72% over the same period in 2007.  Approximately 100.3% of this decrease is related to fees we pay to accountants and attorneys throughout the period for performing various tasks. Rent increased by $600 when compared to 2007.   Professional fees decreased by $25,083 over 2007.  These are fees we pay to accountants and attorneys throughout the period for performing various tasks.   Our office expenses account for an increase of $24 when compared to the same period ending June 30, 2007.

Interest Expense

Interest expense, net, increased for the period ended June 30, 2008 to $117 from $0 for the period ended June 30, 2007.

Net Loss from Operations

We had net loss of $2,886 for the period ended June 30, 2008 as compared to a net loss after taxes of $29,631 for the period ended June 30, 2007. This decrease was due to a decrease in operating expenses for the period ended June 30, 2008.

COMMON STOCK

We are authorized to issue 100,000,000 shares of Common Stock, with a par value of $0.001. There are 2,120,000 shares of Common Stock issued and outstanding as of the date of June 30, 2008 of this form 10-Q. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

PREFERRED STOCK

We are authorized to issue 10,000,000 shares of Preferred Stock, with a par value of $0.001. There are 0 shares of Preferred Stock issued and outstanding as of the date of June 30, 2008 of this form 10-Q.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this "Management's Discussion and Analysis or Plan of Operation" may contain information that includes or is based upon certain "forward-looking statements" relating to our business. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, while it is not possible to predict or identify all such risks, uncertainties, and other factors, those relating to:

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

Dated:  August 13, 2008

FRESCA WORLDWIDE TRADING CORP.

By: /s/ Margaret Burton

           Margaret Burton