Form 10-Q
period 2008-09-30
Fresca Worldwide Trading CORP
filed 2008-11-14
CIK 1398522

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-145882

Fresca Worldwide Trading Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	42-1689315
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

7337 Oswego Road
Liverpool, NY  13090
(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (315) 703-9014

Issuer's facsimile number: (315) 453-7311

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐       No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,095,000 shares of $.001 par value common stock was outstanding as of September 30, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer     ☐                                                               Accelerated Filer                  ☐

Non-Accelerated Filer       ☐                                                              Smaller reporting company  ☒
(Do not check if a smaller reporting company)

FRESCA WORLDWIDE TRADING CORPORATION

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FRESCA WORLDWIDE TRADING, CORP.
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$15,249	$3,498
Accounts Receivable	0	235

TOTAL CURRENT ASSETS	15,249	3,733

PROPERTY & EQUIPMENT - NET	5,579	5,396

DEFERRED TAX ASSET	9,750	9,750

TOTAL ASSETS	$30,578	$18,879

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$33,558	$11,847
Related Party Note Payable	5,778	-

TOTAL CURRENT LIABILITIES	39,336	11,847

TOTAL LIABILITIES	39,336	11,847

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, .001 par value 10,000,000 shares authorized	0	0
Common Stock, .001 par value 100,000,000 shares
authorized, 2,095,000 and 2,120,000 shares issued and outstanding at
September 30, 2008 and December 31, 2007	2,120	2,120
Additional Paid in Capital	46,880	46,880
Retained Earnings	(59,836)	(41,968)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(10,836)	7,032

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$28,500	$18,879

The accompanying notes are an integral part of these financial statements

FRESCA WORLDWIDE TRADING, CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three	For The Three	For The Nine	For The Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

SALES	$3,005	$4,934	$21,333	$13,474

COST OF SALES	(592)	3,116	2,101	5,028

Gross Profit	3,597	1,818	19,232	8,446

GENERAL AND ADMINSTRATIVE	5,335	6,024	36,498	49,058

OTHER INCOME (EXPENSE)
Other Income (Expense)	(958)	2,671	2,154	6,366
Interest Expense	(149)	(12)	(362)	(15)
Total Other Income (Expense)	(1,107)	2,659	1,792	6,351

Loss Before Taxes	(2,845)	(1,547)	(15,474)	(34,261)

INCOME TAX EXPENSE	-	-	316	0

NET LOSS	$(2,845)	$(1,547)	$(15,790)	$(34,261)

Net Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted Common Shares Outstanding	2,095,000	2,120,000	2,095,000	2,120,000

The accompanying notes are an integral part of these financial statements

FRESCA WORLDWIDE TRADING, CORP.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine	For The Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2008	2007

Operating Activities:
Net Loss	$(15,790)	$(34,261)
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Gain on Sale of Equipment	(2,134)	(2,042)
Depreciation Expense	1,301	1,458
(Increase) Decrease in Accounts Receivables	235	0
Increase (Decrease) in Accounts Payable	21,711	4,471
Increase (Decrease) in Accrued Interest	278	0

Net cash provided by (used in) operating activities	5,601	(30,374)

Investing Activities:
Purchase of Equipment	(2,150)	0
Proceeds from Sale of Equipment	2,800	2,500

Net cash provided by investing activities	650	2,500

Financing Activities:
Related Party Note Payable	5,500	0
Additional Paid in Capital	0	29,880
Sale of Stock	0	120

Net cash provided by financing activities	5,500	30,000

Net Increase in cash	11,751	2,126

Cash - Beginning of Period	3,498	20,761
	.
Cash - End of Period	$15,249	$22,887

Supplemental Disclosures of Cash Flow Information:
Cash Paid During The Period For:
Interest	$84	$15

The accompanying notes are an integral part of these financial statements

FRESCA WORLDWIDE TRADING, CORP.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

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

The Company maintains cash balances with a financial institution insured by the Federal Deposit Insurance Corporation up to $100,000. There are no uninsured balances at September 30, 2008.

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
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

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

ACCOUNTS RECEIVABLE

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. No such charges were recorded for the period ended September 30, 2008.

FRESCA WORLDWIDE TRADING, CORP.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

NOTE 3.  PROPERTY & EQUIPMENT

	September 30, 2008	December 31, 2007
Equipment	$9,650	$8,750
Accumulated Depreciation	(4,071)	(3,354)

Total Property & Equipment	$5,579	$5,396

NOTE 4. COMMON STOCK

During 2007, the Company issued 120,000 shares at $0.25 per share. The number of shares issued and outstanding at September 30, 2008 is 2,095,000.

NOTE  5. NOTE PAYABLE

The Company has a $5,000 note payable with Joseph Passalaqua bearing interest at 10%; payable on demand.  The Company has a $500 note payable with Joseph Passalaqua bearing interest at 18%; payable on demand.

NOTE  6. OPERATING LEASE

The Company leases office space under an operating lease expiring in July 2009. Rent expense for the period ended September 30, 2008 amounted to $1,800.

The minimum future rental payments under the operating lease at September 30, 2008 are as follows:

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
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

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
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

	discuss our future expectations;

	contain projections of our future results of operations or of our financial condition; and

	state other "forward-looking" information.

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

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES

                 Our total revenue increased by $7,859 or approximately 159.28%, from $13,474 in the nine months ended September 30, 2007 to $21,333 in the nine months ended September 30, 2008.  This increase was primarily attributable due to more transactions on the network.

Our Inter Exchange increased by $1,054 0proximately 125.18%, from $2,291 in the nine months ended September 30, 2007 to $3,345 in the nine months ended September 30, 2008.  This increase was primarily due to more transactions on the network.

Our Surcharge Revenues increased by $6,805 or approximately 166.3%, from $11,183 in the nine months ended September 30, 2007 to $17,988 in the nine months ended September 30, 2008.  The increase was primarily attributable due to more transactions on the network.

COSTS OF SALES

Our overall cost of sales decreased for the nine months ending September 30, 2008 by $2,927 or approximately 93.9% when compared to the nine months ended September 30, 2007.

Our commissions decreased by $295 when compared to the same period in 2007. This decrease is primarily attributable to less vendors that received commission.

Depreciation expense decreased by $157 when compared to the same period in 2007.  This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable ATM machines, and selling them to the site owners.  Once an ATM is sold to the site owner it is removed from our assets and depreciation schedules. Because an asset such as ATM machine is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired.   A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

                 Our cost for ATM phone lines and supplies decreased $2,475 when compared to the same period in 2007. This decrease is due to credits issued by the supply company for previously paid supplies.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $12,560 or approximately 25.6% over the same period in 2007. Approximately 100% of this decrease is related to fees we pay to accountants and attorneys throughout the period for performing various tasks. Rent increased by $1,200 when compared to 2007. Professional fees decreased by $13,760 over 2007. These are fees we pay to accountants and attorneys throughout the period for performing various tasks.

Interest Expense

Interest expense, net, increased for the period ended September 30, 2008 to $362 from $15 for the period ended September 30, 2007. This increase is due to more interest-rate debt.

Net Loss from Operations

We had net loss of $15,790 for the period ended September 30, 2008 as compared to a net loss after taxes of $34,261 for the period ended September 30, 2007. This decrease was due to a decrease in operating expenses for the period ended September 30, 2008.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations.

As of September 30, 2008, we had $15,249 cash on hand, compared to $22,887 as of September 30, 2007.

We believe that we will continue to need investing and financing activities to fund operations.

Net cash provided by operating activities was $5,601 during the nine-month period ended September 30, 2008, mainly representative of an increase in Accounts Payable during 2008. This compares to net cash used in operating activities of $30,374 for the nine-month period ended September 30, 2007.

Net cash provided by investing activities was $650 during the nine-month period ended September 30, 2008, representative of proceeds from sale of equipment. This compares to net cash provided by investing activities of $2,500 for the nine-month period ended September 30, 2007 representative of proceeds from sale of equipment.

Net cash provided by financial activities was $5,500 during nine-month period ended September 30, 2008, mainly representing the proceeds from related party notes.  This compares to net cash provided by financing activities of $30,000 for the nine-month period ended September 30, 2007, mainly representing additional paid in capital.

Our expenses to date are largely due to professional fees and the cost of sales for ATM costs.

We believe that our results of operations will provide us with the necessary funds to satisfy our liquidity needs for the next 3 months. To the extent they are not, however, our principal stockholders have agreed to fund our operations for the next twelve-month period and beyond.

Working Capital

As of September 30, 2008, we had total assets of $30,578 and total liabilities of $39,336, which results in working deficit of $(24,087) as compared to total assets of $30,578 and total liabilities of $8,739 resulting in a working capital of $14,877 as of September 30, 2007.

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES

                  Our total revenue decreased by $1,929 or approximately 39.09%, from $4,934 in the three months ended September 30, 2007 to $3,005 in the three months ended September 30, 2008.  This increase was primarily attributable due to more transactions on the network.

Our Inter Exchange increased by $309 or approximately 36.69%, from $842 in the three months ended September 30, 2007 to $1,151 in the three months ended September 30, 2008.  This increase was primarily due to more transactions on the network.

Our Surcharge Revenues decreased by $2.238 or approximately 54.69%, from $4.092 in the three months ended September 30, 2007 to $1,854 in the three months ended September 30, 2008.  The decrease was primarily attributable due to an entry to adjust the ATM cash asset account.

COSTS OF SALES

Our overall cost of sales decreased for the three months ending September 30, 2008 by $3,708 or approximately 119.0% when compared to the three months ended September 30, 2007.

Our commissions decreased by $195 when compared to the same period in 2007. This decrease is primarily attributable to less vendors that received commission.

Depreciation expense increased by $21 when compared to the same period in 2007.  This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable ATM machines, and selling them to the site owners.  Once a ATM is sold to the site owner it is removed from our assets and depreciation schedules.  The term of service is commonly referred to as the “useful life” of the asset.  Because an asset such as ATM machine is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired.   A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

               Our cost for ATM phone lines and supplies decreased $3,534 when compared to the same period in 2007. This decrease is due to credits issued by the supply company for previously paid supplies.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $689 or approximately 11.43% over the same period in 2007. Approximately 100% of this decrease is due to a decrease in office expenses. Professional fees decreased by $169 over 2007. These are fees we pay to accountants and attorneys throughout the period for performing various tasks. Our office expenses account for an decrease of $720 when compared to the same period ending September 30, 2007. NYS Corporation taxes increased $200 over 2007.

Interest Expense

Interest expense, net, increased for the period ended September 30, 2008 to $149 from $12 for the period ended September 30, 2007.

COMMON STOCK

We are authorized to issue 100,000,000 shares of Common Stock, with a par value of $0.001. There are 2,095,000 shares of Common Stock issued and outstanding as of the date of  September 30, 2008 of this form 10-Q. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

PREFERRED STOCK

We are authorized to issue 10,000,000 shares of Preferred Stock, with a par value of $0.001. There are 0 shares of Preferred Stock issued and outstanding as of the date of  September 30, 2008 of this form 10-Q.

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

FRESCA WORLDWIDE TRADING CORP.

Date: November 14, 2008	By:	/s/ Joseph Meuse
Name : Joseph Meuse
Title: President