Form 10-K
period 2008-12-31
Fresca Worldwide Trading CORP
filed 2009-04-14
CIK 1398522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

Fresca Worldwide Trading Corporation

(Name of small business issuer in its charter)

———————

Nevada	333-145882	42-1689315
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

6465 N Quail Hollow Rd Suite 200

Memphis, TN 38128-1414

(Address of Principal Executive Office) (Zip Code)

501-663-5533

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Common
Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.	☒	Yes	☐	No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements

incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐ Yes			☒	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☒	No

State issuer’s revenue for its most recent fiscal year.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of December 31, 2008, the Issuer had a total of 2,095,000 shares of common stock issued and outstanding.

ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.	☒	Yes	☐	No

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one):	☐	Yes	☐	No

PART II

ITEM 8.

Financial Statements and Supplementary Data

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRESCA WORLDWIDE TRADING, CORP.
BALANCE SHEETS
December 31, 2008 and 2007

	December 31,	December 31,
	2,008	2,007
CURRENT ASSETS
Cash and Cash Equivalents	$12,386	$3,498
Accounts Receivable	-	235

TOTAL CURRENT ASSETS	12,386	3,733

PROPERTY AND EQUIPMENT - NET	4,836	5,396

DEFERRED TAX ASSET	-	9,750

TOTAL ASSETS	$17,222	$18,879

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$35,397	$11,847
Related Party Note Payable	5,934	-

TOTAL CURRENT LIABILITIES	41,331	11,847

TOTAL LIABILITIES	41,331	11,847

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, .001 par value 10,000,000 shares authorized	-	-
Common Stock, .001 par value 100,000,000 shares
authorized, 2,095,000 shares issued and outstanding at
December 31, 2008 and 2,120,000 issued and outstanding at December 31, 2007	2,095	2,120
Additional Paid in Capital	46,905	46,880
Retained Earnings	(73,109)	(41,968)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(24,109)	7,032

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$17,222	$18,879

The accompanying notes are an integral part of these financial statements.

FRESCA WORLDWIDE TRADING, CORP.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007

	December 31,	December 31,
	2,008	2,007

SALES	$22,581	$19,555

COST OF SALES	1,540	4,579
DEPRECIATION	1,752	1,896
Total Cost of Sales	3,292	6,475

Gross Profit	19,289	13,080

GENERAL AND ADMINISTRATIVE EXPENSES	$43,294	$77,551

Operating Loss	(43,294)	(64,471)

OTHER INCOME (EXPENSE)
Other Income	3,212	5,536
Interest Expense	(598)	(63)
Total Other Income (Expense)	2,614	5,473

NET LOSS BEFORE PROVISION
FOR INCOME TAX	(40,680)	(58,998)

PROVISION FOR INCOME TAXES	9,750	(9,750)

NET LOSS	$(50,430)	$(49,248)

Weighted Average Common Shares Outstanding	2,095,000	2,120,000

Basic Loss per Common Share	$(0)	$(0)

(a) Less than $0.01 per share

The accompanying notes are an integral part of these financial statements.

FRESCA WORLDWIDE TRADING, CORP.
STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007

	December 31,	December 31,
	2,008	2,007

Operating Activities:
Net Loss	$-	$-
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Gain on Sale of Equipment	(3,192)	(4,025)
Depreciation Expense	-	-
Deferred Tax Asset	9,750	-
(Increase) Decrease in Accounts Receivables	-	1,385
Increase (Decrease) in Accounts Payable	-	7,579
Increase (Decrease) in Accrued Interest	434	-

Net cash provided by (used in) operating activities	6,992	4,939

Investing Activities:
Proceeds from Sale of Equipment	4,150	4,900
Purchase of Equipment	(2,150)	-

Net cash provided by investing activities	2,000	4,900

Financing Activities:
Distributions	-	(19,000)
Related Party Notes	5,500	-
Additional Paid in Capital	-	46,880
Sale of Stock	-	2,120

Net cash provided by financing activities	5,500	30,000

Net Increase (decrease) in cash	14,492	(17,263)

Cash - Beginning of Period	3,498	20,761

Cash - End of Period	$17,990	$3,498

Supplemental Disclosures of Cash Flow Information:
Cash Paid During Period For:
Interest	$(163)	$-

The accompanying notes are an integral part of these financial statements.

FRESCA WORLDWIDE TRADING, CORP.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional	Retained	Total Stockholders'
	Shares	Amount	Paid in Capital	Earnings	Equity (Deficit)

Balance at December 31, 2006	2,000,000	$2,000	$17,000	$7,280	$26,280

Purchase of Common Stock	120,000	120	29,880	-	30,000
Net Loss	-	-	-	-	-

Balance at December 31, 2007	2,120,000	$2,120	$46,880	$7,280	$56,280

Redemption of Common Stock	(25,000)	(25)	25	-	-
Net Loss	-	-	-	-	-

Balance at December 31, 2008	2,095,000	$2,095	$46,905	$7,280	$56,280

The accompanying notes are an integral part of these financial statements.

FRESCA WORLDWIDE TRADING, CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

The Company maintains cash balances with a financial institution insured by the Federal Deposit Insurance Corporation up to $250,000 and $100,000 for the years ended December 31, 2008 and 2007 respectively.  There are no uninsured balances at December 31, 2008 and 2007.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents for purposes of classification in the balance sheets and statement of cash flows. Cash and Cash equivalents consists of cash in bank (checking) accounts, CD, cash in ATM machines and money market.

PROPERTY AND EQUIPMENT

Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the useful lives of the related assets, which range from five to seven years.  Maintenance and repairs are charged to income as incurred.

FRESCA WORLDWIDE TRADING, CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

REVENUE RECOGNITION

The Company derives its revenue from surcharge revenue and inter exchange revenue. Surcharge fees are added fees which the Company charges the ATM user for dispensing cash. Inter exchange fees are fees charged between banks for transferring money. The Company receives all of the Surcharge Fees and receives a portion of the Inter exchange fees as income. The Company recognizes the net fees received as revenues.

The Company receives interchange fees for transactions on ATM’s that it owns. The Company also receives the interchange fee for transactions on ATM’s owned by third party vendors included within its network. The Company keeps and reports as revenues all interchange fees.

The Company has 3 different circumstances for recording the surcharge fee as revenue. In the first case, for ATM’s owned and serviced by the Company, the Company receives and reports all-of-the surcharge fee as revenue.  In the second case, where the Company owns but does not service the ATM’s, the Company records the surcharge fee as revenue and records the portion of the fee paid to the owner of the ATM location as commission expense. In the third case, of ATM’s owned and serviced by third party vendors, the Company rebates all of the surcharge fee to the third party and does not report any surcharge fee revenue.

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

ACCOUNTS RECEIVABLE

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. No such charges were recorded for the years ended December 31, 2008 and 2007.

FRESCA WORLDWIDE TRADING, CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 3.

PROPERTY & EQUIPMENT

	December 31, 2008	December 31, 2007
Equipment	$9,025	$8,750
Accumulated Depreciation	(4,189)	(3,354)

Total Property & Equipment	$4,836	$5,396

NOTE 4.

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

Net deferred tax assets consist of the following components as of December 31, 2007 and 2008

		2008		2007
Book income (loss)	$			$(58,998)
Valuation allowance		0		0
Income tax expense (benefit)	$		$

At December 31, 2007 the Company had net operating loss carry forwards of approximately $9,750 that may be offset against future taxable income through 2027.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 5.

COMMON STOCK

During 2007, the Company issued 120,000 shares at $0.25 per share.  The number of shares issued and outstanding at December 31, 2007 is 2,120,000.  During September 2008 the Company cancelled 25,000 shares of common stock that had not been paid for by the shareholder.  The Company adjusted common stock and additional paid in capital accordingly.  The number of shares issued and outstanding at December 31, 2008 is 2,095,000.

NOTE  6.

NOTE PAYABLE

The Company has a $5,000 note payable with Joseph Passalaqua bearing interest at 10%; payable on demand.  The Company has a $500 note payable with Joseph Passalaqua bearing interest at 18%; payable on demand.  Interest accrued on these notes totals $434 at December 31, 2008.

FRESCA WORLDWIDE TRADING, CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE  7.

OPERATING LEASE NOTE

The Company leases office space under an operating lease expiring in July 2009. Rent expense for the period ended December 31, 2008 amounted to $2,400.

The minimum future rental payments under the operating lease at  December 31, 2008 are as follows:

2009	$2,400

NOTE  8.

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

FRESCA WORLDWIDE TRADING, CORP.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS  ENDED DECEMBER 31, 2008 AND 2007

NOTE 9.

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

FRESCA WORLDWIDE TRADING CORP.

Date: April 14, 2009	By:	/s/ Robert Gates
Robert Gates President