Form 10-K/A
period 2008-12-31
Fresca Worldwide Trading CORP
filed 2009-05-13
CIK 1398522

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
•

An increase in banks’ affiliations with other institutions (e.g., airlines, merchants, charities) which enable customers to use their bank cards as credit/debit cards and earn points redeemable at such other institutions.

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

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Fresca Worldwide Trading Corp.

We have audited the accompanying balance sheets of Fresca Worldwide Trading Corp.  as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fresca Worldwide Trading Corp.  as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating expenses, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

April 28, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

PART II

ITEM 8.

Financial Statements and Supplementary Data

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRESCA WORLDWIDE TRADING, CORP.
BALANCE SHEETS

	December 31,	December 31,
	2008	2007
CURRENT ASSETS
Cash and Cash Equivalents	$14,920	$3,498
Accounts Receivable	-	235

TOTAL CURRENT ASSETS	14,920	3,733

PROPERTY AND EQUIPMENT - NET	4,836	5,396

DEFERRED TAX ASSET	-	9,750

TOTAL ASSETS	$19,756	$18,879

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$35,397	$11,847
Bank Overdraft	$2,533
Related Party Note Payable	5,934	-

TOTAL CURRENT LIABILITIES	43,864	11,847

TOTAL LIABILITIES	43,864	11,847

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, .001 par value 10,000,000 shares authorized	-	-
Common Stock, .001 par value 100,000,000 shares
authorized, 2,095,000 shares issued and outstanding at
December 31, 2008 and 2,120,000 issued and outstanding at December 31, 2007	2,095	2,120
Additional Paid in Capital	46,905	46,880
Retained Earnings	(73,109)	(41,968)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(24,109)	7,032

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$19,755	$18,879

The accompanying notes are an integral part of these financial statements.

FRESCA WORLDWIDE TRADING, CORP.
STATEMENTS OF OPERATIONS

	December 31,	December 31,
	2008	2007

SALES	$22,581	$19,555

COST OF SALES	1,540	4,579
DEPRECIATION	1,752	$1,896
Total Cost of Sales	3,292	6,475

Gross Profit	19,289	13,080

The accompanying notes are an integral part of these financial statements.

FRESCA WORLDWIDE TRADING, CORP.
STATEMENTS OF OPERATIONS
(Continued)

	December 31,	December 31,
	2008	2007

GENERAL AND ADMINISTRATIVE EXPENSES	$43,294	$77,551

Operating Loss	(24,005)	(64,471)

OTHER INCOME (EXPENSE)
Other Income	3,212	5,536
Interest Expense	(598)	(63)
Total Other Income (Expense)	2,614	5,473

NET LOSS BEFORE PROVISION
FOR INCOME TAX	(21,391)	(58,998)

PROVISION FOR INCOME TAXES	9,750	(9,750)

NET LOSS	$(31,141)	$(49,248)

Weighted Average Common Shares Outstanding	2,095,000	2,060,000

Basic Loss per Common Share	$(0.01)	$(0.02)

(a) Less than $0.01 per share

The accompanying notes are an integral part of these financial statements.

FRESCA WORLDWIDE TRADING, CORP.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional	Retained	Total Stockholders'
	Shares	Amount	Paid in Capital	Earnings	Equity (Deficit)

Balance at December 31, 2006	2,000,000	2,000	17,000	7,280	$26,280

Purchase of Common Stock	120,000	120	29,880	-	30,000
Net Loss	-	-	-	(49,248)	(49,248)

Balance at December 31, 2007	$2,120,000	$2,120	$46,880	$(41,968)	$7,032

Redemption of Common Stock	(25,000)	(25)	25	-	-
Net Loss	-	-	-	(31,141)	(31,141)

Balance at December 31, 2008	$2,095,000	$2,095	$46,905	$(73,109)	$(24,109)

The accompanying notes are an integral part of these financial statements.

FRESCA WORLDWIDE TRADING, CORP.
STATEMENT OF CASH FLOWS

	December 31,	December 31,
	2008	2007

Operating Activities:
Net Loss	$(31,141)	$(49,248)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Gain on Sale of Equipment	(3,192)	(4,025)
Depreciation Expense	1,752	1,896
Deferred Tax Asset	9,750	(9,750)
(Increase) Decrease in Accounts Receivables	235	1,385
Increase (Decrease) in Accounts Payable	23,550	7,579
Increase (Decrease) in Accrued Interest	434	-

Net cash provided by (used in) operating activities	1,388	(52,163)

Investing Activities:
Proceeds from Sale of Equiment	4,150	4,900
Purchase of Equipment	(2,150)	-

Net cash provided by investing activities	2,000	4,900

Financing Activities:
Distributions	-	(19,000)
Related Party Notes	5,500	-
Additional Paid in Capital	-	46,880
Sale of Stock	-	2,120

Net cash provided by financing activities	5,500	30,000

Net Increase (decrease) in cash	8,888	(17,263)

Cash - Beginning of Period	3,498	20,761

Cash - End of Period	$12,386	$3,498

Supplemental Disclosures of Cash Flow Information:
Cash Paid During Period For:
Interest	$163	$63

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

NOTE 4.

INCOME TAXES

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109

Requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

  December 31,

December 31,

  2008              .

 2007

          .

Income tax benefit at statutory rate

$          3,145

 9,750

Valuation allowance

           (3,145)

(9,750)

Income tax expense per books

$                -0-

 $                -0-

Net deferred tax assets consist of the following components as of:

   December 31,

December 31,

   2008             .

2007

          .

NOL Carryover

$        (3,145)

$           (9,750)

Valuation allowance

            3,145

9.750

Net deferred tax asset

$               -0-

$                  -0

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008,

FRESCA WORLDWIDE TRADING, CORP.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS  ENDED DECEMBER 31, 2008 AND 2007

NOTE  8.

 THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS - Continued

and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

FRESCA WORLDWIDE TRADING CORP.

Date: May 13, 2009	By:	/s/ Robert Gates
Robert Gates President