Form 10-Q
period 2009-03-31
Fresca Worldwide Trading CORP
filed 2009-05-26
CIK 1398522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2009

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

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Fresca Worldwide Trading Corp.

We have reviewed the accompanying balance sheet of Fresca Worldwide Trading Corp. as of March 31, 2009, and the related statements of operations, and cash flows for the three-month periods ended March 31, 2009 and March 31, 2008. These interim financial statements are the responsibility of the Corporation's management.

We conduct our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Fresca Worldwide Trading Corp. as of December 31, 2008, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated April 28, 2009, respectively, we expressed an unqualified opinion with a going concern paragraph on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relations to the balance sheet from which it has been derived.

Moore & Associates, Chartered
Las Vegas, Nevada
May 20, 2009

6490 WEST DESERT INN RD, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

FRESCA WORLDWIDE TRADING, CORP.
BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and Cash Equivalents	$21,885	$12,386

TOTAL CURRENT ASSETS	21,885	12,386

PROPERTY & EQUIPMENT - NET	4,162	4,836

TOTAL ASSETS	$26,047	$17,222

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$21,274	$35,397
Other Liability	$20,000
Related Party Note Payable	6,095	5,934

TOTAL CURRENT LIABILITIES	47,369	41,331

TOTAL LIABILITIES	47,369	41,331

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, .001 par value 10,000,000 shares authorized	0	0
Common Stock, .001 par value 100,000,000 shares
authorized, 2,120,000 shares issued and outstanding at
March 31, 2008 and December 31, 2007	2,095	2,095
Additional Paid in Capital	46,905	46,905
Retained Earnings	(70,322)	(73,109)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(21,322)	(24,109)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$26,047	$17,222

The accompanying notes are an integral part of these financial statements

FRESCA WORLDWIDE TRADING, CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three	For The Three
	Months Ended	Months Ended
	March 31,	March 31,
	2009	2008

SALES	$13,335	$12,692

COST OF SALES	2,075	1,055

Gross Profit	11,260	11,637

GENERAL AND ADMINSTRATIVE	9,789	21,304

OTHER INCOME (EXPENSE)
Other Income		20
Sale of Equipment	1,477
Interest Expense	(161)	(96)
Total Other Income (Expense)	1,316	(76)

Loss Before Taxes	2,787	(9,743)

INCOME TAX EXPENSE	0	316

NET LOSS	$2,787	$(10,059)

Weighted Common Shares Outstanding	2,095,000	2,120,000

Net Loss per Common Share	$0	$(0)

The accompanying notes are an integral part of these financial statements

FRESCA WORLDWIDE TRADING, CORP.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three	For The Twelve
	Months Ended	Months Ended
	March 31,	December 31,
	2009	2008

Operating Activities:
Net Loss	$0	$0
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Gain on Sale of Asset	0	0
Depreciation Expense	451	437
(Increase) Decrease in Accounts Receivables	0	235
Increase (Decrease) in Accounts Payable	0	12,028
Increase (Decrease) in Accrued Interest	161	29
Increase (Decrease) in Other Liability	20,000	0

Net cash provided by operating activities	20,612	12,729

Cash Flows From Investing Activities:
Proceeds from Sale of Equipment	1,700	0

Net cash used in investing activities	1,700	0

Financing Activities:
Related Party Note Payable	0	5,000

Net cash provided by financing activities	0	0

Net Increase in cash	22,312	17,729

Cash - Beginning of Period	0	3,498
	.
Cash - End of Period	$22,312	$21,227

Supplemental Disclosures of Cash Flow Information:
Cash Paid During Period The Period For:
Interest	$0	$0

The accompanying notes are an integral part of these financial statements

FRESCA WORLDWIDE TRADING, CORP.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2009

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

The Company maintains cash balances with a financial institution insured by the Federal Deposit Insurance Corporation up to $250,000. There are no uninsured balances at December 31, 2008 and 2007.

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
FOR THE PERIOD ENDED MARCH 31, 2009

NOTE 3.

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

ACCOUNTS RECEIVABLE

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. No such charges were recorded for the period ended March 31, 2009.

FRESCA WORLDWIDE TRADING, CORP.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2009

NOTE 4.

PROPERTY & EQUIPMENT

	March 31, 2009	December 31, 2008
Equipment	$8,469	$9,025
Accumulated Depreciation	(4,307)	(4,189)

Total Property & Equipment	$4,162	$4,386

NOTE 5.

COMMON STOCK

During 2007, the Company issued 120,000 shares at $0.25 per share. The number of shares issued and outstanding at March 31, 2009 is 2,095,000.

NOTE  6.

NOTE PAYABLE

The Company has a $5,500 note payable with Joseph Passalaqua bearing interest of 10% and 18%; payable on demand.

NOTE 7.

COMMON STOCK

During 2007, the Company issued 120,000 shares at $0.25 per share.  The number of shares issued and outstanding at December 31, 2008 is 2,095,000.  During September 2008 the Company cancelled 25,000 shares of common stock that had not been paid for by the shareholder.  The Company adjusted common stock and additional paid in capital accordingly.  The number of shares issued and outstanding at March 31, 2008 is 2,095,000.

NOTE  8.

OPERATING LEASE

The Company leases office space under an operating lease expiring in July 2009. Rent expense for the period ended March 31, 2008 amounted to $600.

The minimum future rental payments under the operating lease at March 31, 2009 are as follows:

2009	$2,400

FRESCA WORLDWIDE TRADING, CORP.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2009

NOTE  9.

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
FOR THE PERIOD ENDED MARCH 31, 2009

NOTE 11.

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

FRESCA WORLDWIDE TRADING CORP.

Date: May 21, 2009	By:	/s/ Robert Gates
Robert Gates President