Form 10-Q
period 2009-06-30
Fresca Worldwide Trading CORP
filed 2009-08-20
CIK 1398522

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-145882

Fresca Worldwide Trading Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	42-1689315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

360 Main Street Washington, VA 22747
(Address of Principal Executive Offices)

Issuer’s telephone number: (501) 663-5533
Issuer’s facsimile number: (501) 453-7311

No Change
(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,385,000 shares of $.001 par value common stock was outstanding as of June 30, 2009.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one:

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

FRESCA WORLDWIDE TRADING CORPORATION

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

	TABLE OF CONTENTS	Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Balance Sheet – December 31,2008 and June 30, 2009 (Unaudited)	4

	Statements of Operations for the six months ended June 30, 2009 and June 30, 2008 (unaudited)	5

	Statements of Cash Flows for the six months ended June 30, 2009 and June 30, 2008 (unaudited)	6

Notes to Unaudited Financial Statements

Item 2.	.Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitive and Qualitative Disclosure About Market Risks

Item 4	Controls and Procedures

PART II OTHER INFORMATION:

Item 1.	Legal Proceedings

Item 1A	Risk Factors

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6	Exhibits

Signatures

FRESCA WORLDWIDE TRADING, CORP.
BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30,	December 31,
	2009	2008
CURRENT ASSETS
Cash and Cash Equivalents	$ 27,221	$ 14,920

TOTAL CURRENT ASSETS	27,221	14,920

PROPERTY & EQUIPMENT - NET	3,757	4,836

TOTAL ASSETS	$ 30,978	$ 19,756

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$ 28,517	$ 35,398
Bank Overdraft	-	2,533
Other Liability	20,000	-
Related Party Payable	6,261	5,934

TOTAL CURRENT LIABILITIES	54,778	43,865

TOTAL LIABILITIES	54,778	43,865

STOCKHOLDERS' EQUITY
Preferred Stock, .001 par value 10,000,000 shares authorized	-	-
Common Stock, .001 par value 500,000,000 shares
authorized, 21,455,000 and 2,095,000 shares issued and outstanding at
June 30, 2009 and December 31, 2008 respectively	21,455	2,095
Additional Paid in Capital	47,099	46,905
Retained Earnings	(92,354)	(73,109)

TOTAL STOCKHOLDERS' EQUITY	(23,800)	(24,109)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 30,978	$ 19,756

The accompanying footnotes are an integral part of these financial statements.

FRESCA WORLDWIDE TRADING, CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three	For The Three	For The Six	For The Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

SALES	$ 9,788	$ 6,943	$ 23,123	$ 18,328

COST OF SALES	1,636	2,944	3,712	2,692

Gross Profit	8,152	3,999	19,411	15,636

GENERAL AND ADMINSTRATIVE	10,465	9,860	39,807	31,164

OTHER INCOME (EXPENSE)
Other Income	-	3,092	1,477	3,112
Interest Expense	(165)	(117)	(326)	(213)
Total Other Income (Expense)	(165)	2,975	1,151	2,899

Loss Before Taxes	(2,478)	(2,886)	(19,245)	(12,629)

INCOME TAX EXPENSE	-	-	-	316

NET INCOME/(LOSS)	$ (2,478)	$ (2,886)	$ (19,245)	$ (12,945)

Net Loss per Common Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted Common Shares Outstanding	21,455,000	2,095,000	21,455,000	2,095,000

The accompanying footnotes are an integral part of these financial statements.

The accompanying footnotes are an integral part of these financial statements.

FRESCA WORLDWIDE TRADING, CORP.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six	For The Six
	Months Ended	Months Ended
	June 30,	June 30,
	2009	2008

Operating Activities:
Net Loss	$ -	$ (12,945)
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Gain on Sale of Equipment	0	(3,092)
Depreciation Expense	856	812
(Increase) Decrease in Accounts Receivables	-	235
Increase (Decrease) in Accounts Payable	-	16,350
Increase (Decrease) in Other Liabilities	-	-
Increase (Decrease) in Accrued Interest	-	126

Net cash provided by (used in) operating activities	856	1,486

Investing Activities:
Proceeds from Sale of Equipment	1,700	3,800

Net cash provided by investing activities	1,700	3,800

Financing Activities:
Bank Overdraft	-	-
Related Party Note Payable	-	5,500
Additional Paid in Capital	-	-
Issuance of Stock	-	-

Net cash provided by financing activities	-	5,500

Net Increase in cash	2,556	10,786

Cash - Beginning of Period	-	3,498
	.	.
Cash - End of Period	$ 2,556	$ 14,284

Supplemental Disclosures of Cash Flow Information:
Cash Paid During The Period For:
Interest	$ -	$ (213)

The accompanying footnotes are an integral part of these financial statements.

FRESCA WORLDWIDE TRADING, CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2009

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

The Company maintains cash balances with a financial institution insured by the Federal Deposit Insurance Corporation up to $250,000. There are no uninsured balances at June 30, 2009.

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

FRESCA WORLDWIDE TRADING, CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2009

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

ACCOUNTS RECEIVABLE

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. No such charges were recorded for the period ended June 30, 2009.

FRESCA WORLDWIDE TRADING, CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2009

NOTE 3.

PROPERTY & EQUIPMENT

	June 30, 2009	December 31, 2008
Equipment	$8,469	$9,025
Accumulated Depreciation	(4,712)	(4,189)

Total Property & Equipment	$3,757	$4,836

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

NOTE 5.

COMMON STOCK

During 2007, the Company issued 120,000 shares at $0.25 per share.  The number of shares issued and outstanding at December 31, 2007 is 2,120,000.  During September 2008 the Company cancelled 25,000 shares of common stock that had not been paid for by the shareholder.  The Company adjusted common stock and additional paid in capital accordingly.  During March 2009 the company issued 19,360,000 shares of common stock for services.  The Company adjusted common stock and additional paid in capital accordingly.  The number of shares issued and outstanding at June 30, 2009 is 21,455,000

NOTE  6.

NOTE PAYABLE

The Company has a $5,000 note payable with Joseph Passalaqua bearing interest at 10%; payable on demand.  The Company has a $500 note payable with Joseph Passalaqua bearing interest at 18%; payable on demand.  Interest accrued on these notes totals $761 at June 30, 2009.

FRESCA WORLDWIDE TRADING, CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2009

NOTE  7.

OPERATING LEASE

The Company leases office space under an operating lease expiring in July 2009. Rent expense for the period ended June 30, 2009 amounted to $1,200.

The minimum future rental payments under the operating lease at June 30, 2009 are as follows:

2009	$1,200

NOTE  8.

 THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

In February 2007, the FASB issued SFAS no, 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financials assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments. ”SFAS 159 is effective for the Company as of the beginning of fiscal year 2008.  The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

FRESCA WORLDWIDE TRADING, CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2009

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

 an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. FRESCA WORLDWIDE TRADING, CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2009

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

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

REVENUES

Our total revenue increased by $4,795 or approximately 26.16%, from $18,328 in the six months ended June 30, 2008 to $23,123 in the six months ended June 30, 2009.  This increase was primarily attributable due to more transactions on the network.

Our Inter Exchange revenue increased by $1,054 or approximately 48.04%, from $2,194 in the six months ended June 30, 2008 to $3,248 in the six months ended June 30, 2009.  This increase was primarily due to more transactions on the network.

Our Surcharge Revenues increased by $3,638 or approximately 22.55%, from $16,134 in the six months ended June 30, 2008 to $19,772 in the six months ended June 30, 2009.  The increase was primarily attributable due to more transactions on the network.

COSTS OF SALES

Our overall cost of sales increased for the six months ending June 30, 2009 by $1,020 or approximately 37.89% when compared to the six months ended June 30, 2008.

Our commissions decreased by $137 when compared to the same period in 2008. This decrease is primarily attributable to fewer vendors that received commission.

Depreciation expense increased by $44 when compared to the same period in 2008.  This increase is due to the purchase of a new asset. The term of service is commonly referred to as the “useful life” of the asset.  Because an asset such as ATM machine is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired.   A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Our cost for ATM phone lines and supplies increased $1,133 when compared to the same period in 2008. This is due to an increase in repairs on ATM machines.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $8,643 or approximately 27.73% over the same period in 2008.  This increase is mainly representative of a increase due to the increase in professional fees.

Our professional fees increased by $5,703 or approximately 19.60% over  the same period in 2008  These are fees we pay to accountants and attorneys throughout the period for performing various tasks.

Our office expenses account for a increase of $2,740 when compared to the same period ending

June 30, 2008.

Interest Expense

Interest expense, net, increased $113 for the period ended June 30, 2009 to $326 from $213 for the period ended June 30, 2008. This is due to an increase in interest rate debt.

Net Loss from Operations

We had net loss of $19,245 for the period ended June 30, 2009 as compared to a net loss after taxes of $12,945 for the period ended June 30, 2008. This increase was due to a increase in operating expenses for the period ended June 30, 2009.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations.

As of June 30, 2009, we had $27,221 cash on hand, compared to $14,284 as of June 30, 2008.

We believe that we will continue to need investing and financing activities to fund operations.

Net cash provided by operating activities was $12,807 during the six-month period ended June 30, 2009, mainly representative of a decrease in accounts payable and an increase in other liabilities during 2009. This compares to net cash provided by operating activities of $1,486 for the six-month period ended June 30, 2008.

Net cash provided by investing activities was $1,700 during the six-month period ended June 30, 2009, representative of proceeds from sale of equipment. This compares to net cash provided by investing activities of $3,800 for the six-month period ended June 30, 2008 representative of proceeds from sale of equipment.

Net cash used in financing activities was $2,206 during six-month period ended June 30, 2009, mainly representing a bank overdraft.  This compares to net cash provided by financing activities of $5,500 for the six-month period ended June 30, 2008, mainly representing proceeds from related party.

Our expenses to date are largely due to professional fees and the cost of sales for ATM costs.

We believe that our results of operations will provide us with the necessary funds to satisfy our liquidity needs for the next 6 months. To the extent they are not, however, our principal stockholders have agreed to fund our operations for the next twelve-month period and beyond.

Working Capital

As of June 30, 2009, we had total assets of $30,978 and total liabilities of $54,778 which results in working deficit of $(23,800) as compared to total assets of $19,756 and total liabilities of $43,865 resulting in a working capital deficit of $(24,109) as of June 30, 2008.

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

REVENUES

Our total revenue increased by $2,845 or approximately 40.97%, from $6,943 in the three months ended June 30, 2008 to $9,788 in the three months ended June 30, 2009.  This increase was primarily attributable due to more transactions on the network.

Our Inter Exchange increased by $582 or approximately 50.74%, from $1,147 in the three months ended June 30, 2008 to $1,729 in the three months ended June 30, 2009.  This increase was primarily due to more transactions on the network.

Our Surcharge Revenues increased by $2,753 or approximately 47.49%, from $5,796 in the three months ended June 30, 2008 to $8,549 in the three months ended June 30, 2009.  The increase was primarily attributable due to more transactions on the network.

COSTS OF SALES

Our overall cost of sales decreased for the three months ending June 30, 2009 by $1,307 or approximately 44.40% when compared to the three months ended June 30, 2008.

Our commissions decreased by $36 when compared to the same period in 2008. This decrease is primarily attributable to fewer vendors that received commission.

Depreciation expense increased by $30 when compared to the same period in 2008.  This increase was due to the addition of a new asset.  The term of service is commonly referred to as the “useful life” of the asset.  Because an asset such as ATM machine is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired.   A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Our cost for ATM phone lines and supplies decreased $1,302 when compared to the same period in 2008.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $605 or approximately 6.136% over the same period in 2008.  This increase is mainly representative of an increase in the fees we pay to accountants and attorneys throughout the period for performing various tasks and an increase in the use of outside services.

Our professional fees increased by $1,151or approximately 12.715% over 2008.  These are fees we pay to accountants and attorneys throughout the period for performing various tasks.

Our office expenses account for a decrease of $546 when compared to the same period ending 2008.

Interest Expense

Interest expense, net, increased for the period ended June 30, 2009 to $165 from $117 for the period ended June 30, 2008. This is increase is due to an increase in interest rate debt.

Net Loss from Operations

We had net loss of $2,478 for the period ended June 30, 2009 as compared to a net loss of $2,886 for the period ended June 30, 2008. This increase was due to an increase in revenue for the period ended June 30, 2009.

COMMON STOCK

We are authorized to issue 100,000,000 shares of Common Stock, with a par value of $0.001. There are 23,385,000 shares of Common Stock issued and outstanding as of the date of  June 30, 2009 of this form 10-Q. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

PREFERRED STOCK

We are authorized to issue 10,000,000 shares of Preferred Stock, with a par value of $0.001. There are 0 shares of Preferred Stock issued and outstanding as of the date of  June 30, 2009 of this form 10-Q.

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

FRESCA WORLDWIDE TRADING CORP.

Date: August 19, 2009	By:	/s/ Joseph Meuse
Director