Form 10-K
period 2009-12-31
Go Solar USA, Inc.
filed 2010-05-04
CIK 1398522

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to _________

Commission File Number 333-145882

Go Solar USA, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	27-1753019
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 St Charles Ave, Suite 2500
New Orleans, LA	70170
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (504) 582-1110

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title	Name of each exchange on which registered
Common stock, $.001 par value	NASDAQ OTC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average of the bid and ask prices on December 31, 2009, as reported by the Over the Counter Bulletin Board was approximately $60,000.  Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 17,100,000 shares of the registrant’s common stock issued and outstanding as of April 28, 2010.

FRESCA WORLDWIDE TRADING CORPORATION
TABLE OF CONTENTS
		Page

PART I

Item 1	Description of Business	2
Item 1A	Risk Factors	2
Item 1B	Unresolved Staff Comments	3
Item 2	Description of Properties	4
Item 3	Legal Proceedings	4
Item 4	Submission of Matters to a Vote of Security Holders	4

PART II

Item 5	Market for Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	4
Item 6	Selected Financial Data	5
Item 7	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	6
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	7
Item 8	Financial Statements and Supplementary Data	8
Item 9	Changes In and Disagreements with Accountants on Accounting
	and Financial Disclosure	19
Item 9A	Controls and Procedures	19
Item 9B	Other Information	20

PART III

Item 10	Directors, Executive Officers and Corporate Governance	21
Item 11	Executive Compensation	22
Item 12	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	22
Item 13	Certain Relationships and Related Transactions
	and Director Independence	23
Item 14	Principal Accountant Fees and Services	23

PART IV

Item 15	Exhibits and Financial Statement Schedules	24
	Signatures	25

Special Note Regarding Forward Looking Information

Fresca Worldwide Trading Corporation (referred to in this Annual Report on Form 10-K as “we” or the “Company”) desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  This report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, future results and events and financial performance.  All statements made in this annual report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements.  In particular, the words “believe,” “expect,” “intend,” “ anticipate,” “estimate,” “may,” “will,” and variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that a statement is not forward-looking.  These forward-looking statements are subject to certain risks and uncertainties, including those discussed below.  Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by the forward-looking statements contained herein.  We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, the forward-looking statements contained herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” below as well as those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

On February 18, 2010 the Company filed a “Super” 8-K with the Securities and Exchange Commission related to its Reverse Merger with Go Solar USA, Inc. and future plans.  On that date, the Company changed its name to Go Solar USA, Inc.  The disclosures contained therein supersede the disclosures made in this Annual Report on Form 10-K.

PART I

ITEM 1 - BUSINESS

Unless the context otherwise requires, “Fresca”, “Company”, “we”, “us” and “our” refer to Fresca Worldwide Trading Corporation and its subsidiaries combined.

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

Fresca Worldwide Trading, Corp., a Nevada corporation, or Fresca or the Company, was a provider of both privately-owned and company-owned Automatic Teller Machines , or ATM’s, in Onondaga County in upstate New York until February 2010. The Company received revenues from the collection of the surcharge revenues and inter-exchange revenues.

Effective as of September 30, 2009 the Company categorized it’s ATM assets as “Held-for-Sale” in preparation for the Reverse Merger with Go Solar USA, Inc.  On February 18, 2010 the Company filed a “Super” 8-K with the Securities and Exchange Commission detailing the Reverse Merger transaction in greater detail.  All disclosure herein refer solely to the legacy operations of the Company prior to the Reverse Merger, and are therefore not indicative of the operations, nor results of such operations, of the Company on a continuing basis.

ITEM 1A – RISK FACTORS

You should consider the following discussion of risks as well as other information regarding our common stock. The risks and uncertainties described below are not the only ones. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed.

Additional Financing
Additional financing is required to continue operations. Although actively searching for available capital, the Company does not have any current arrangements for additional outside sources of financing and cannot provide any assurance that such financing will be available.

Limited Trading Market
Currently, only a very limited trading market exists for Fresca common stock. The common stock trades on the OTC under the symbol "FRSC." The OTC is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in the Company stock or other person that buys or sells the stock could have a significant influence over its price at any given time. The Company cannot assure its shareholders that a market for its stock will be sustained. There is no assurance that its shares will have any greater liquidity than shares that do not trade on a public market.

Going Concern
We have accrued net losses of $19,675 for the period ended December 31, 2009. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

Dividends
We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the common stock.

"Penny Stocks"

Our common stock is presently considered to be a "penny stock" and is subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and regulate broker-dealer practices in connection with  transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

During the periods covered in this Annual Report the Company leased office space under an operating lease which expired in July 2009.  The lease continued on a month-to-month basis after it expired.  Rent expense for the period ended December 31, 2009 amounted to $2,200.

ITEM 3 - LEGAL PROCEEDINGS

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters brought to a vote of the security holders.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock began trading on the "Over the Counter" Markets ("OTC") under the symbol “FRSC” In July, 2008. The following table sets forth, for the respective periods indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC.

	High	Low
Fiscal Year 2009
First Quarter	$1.00	$0.30
Second Quarter	$1.00	$0.40
Third Quarter	$0.45	$0.05
Fourth Quarter	$0.75	$0.26

Fiscal Year 2008
Third Quarter	$1.50	$0.65
Fourth Quarter	$1.10	$1.00

Common Stock
Our authorized common stock consists of 100,000,000 shares of $0.001 par value common stock.  The closing price of our common stock on December 31, 2009, as quoted by the OTC was $.35.

Record Holders
As of December 31, 2009, there were approximately 447 holders of record of our common stock.

Dividends on Common Stock
Since inception, no dividends have been paid on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

Any future dividends will be at the discretion of the Board of Directors, after taking into account various factors, including among others, operations, current and anticipated cash needs and expansion plans, the income tax laws then in effect, the requirements of Nevada law, and any restrictions that may be imposed by our future credit arrangements.

Preferred Stock
Our authorized preferred stock consists of 10,000,000 shares of $0.001 par value preferred stock.  As of the date of this report, there are no shares of preferred stock outstanding.  The Company’s preferred stock ranks senior to all other equity securities, including common stock.  Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purpose.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	—

Item 6 - SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements using words such as "believe", "expect", "anticipate", "intend", "estimate", "plan", and words and expressions of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, and our actual results could differ from those anticipated in such statements as a result of these risks and uncertainties. In addition to the uncertainties stated elsewhere in this report, the factors which could affect these forward-looking statements include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products, adverse business conditions, increased competition, pricing pressures, lack of success in marketing our products and services, and other factors. These forward-looking statements speak only as of the date of this report and readers are cautioned not to place undue reliance upon such statements.

The following discussion and analysis should be read in connection with the Company’s consolidated financial statements and related notes thereto, as included in this report.

Results of Operation

Fresca incurred a net loss of approximately $20,000 for the twelve months ended December 31 2009, and had a working capital deficit of approximately $44,000 as of December 31, 2009.  These conditions create an uncertainty as to Fresca’s ability to continue as a going concern.

Cash used by continuing operations, provided by investing activities and provided by financing activities was approximately $25,000, $1,700 and $14,000, respectively, for the year ended December 31, 2009.  Cash provided by discontinued operations was approximately $14,000 for the same period.

Fresca continues to rely on advances to fund operating shortfalls and does not foresee a change in this situation in the immediate future. There can be no assurance that Fresca will continue to have such advances available. Fresca will not be able to continue operations without them. Fresca is pursuing alternate sources of financing.

Results of Operations for the years ended December 31, 2009 and 2008

Total Revenue and Gross Profit. The comparative statements of operations for the years ended December 31, 2009 and 2008, reflect no revenue as all revenue was generated by the Company’s discontinued operations and has therefore been reclassified as “Income from Discontinued Operations” on the attached Financial Statements.

Expenses. Total expenses decreased by approximately 60% when comparing the years ended December 31, 2009 and 2008. The reduction is attributed mainly due to reductions in personnel and sales and marketing expenses, both a result of discounting the Company’s legacy business operations.

Critical Accounting Policies
The financial reports for the period contain one additional critical accounting policy which was also an initial adoption of accounting policy that had a material impact.  Below is a brief discussion of events that materially affected our financial statements and the basis in which the transactions were recorded.

Development Stage Enterprise - As a result of the Company’s discontinuation of its ATM business the Company is now considered a development stage enterprise pursuant to FASB Pronouncements, which focuses on development stage companies. Users of the financial statements should be familiar with this statement and its effect on the financial statements.

Liquidity and Capital Resources
Cash used by operating activities was approximately $23,000 for the year ended December 31, 2009.

Going Concern
The Company’s ability to continue as a going concern is an issue raised as a result of the significant operating losses incurred during the years ended December 31, 2009 and 2008 and its negative working capital. The Company continues to experience net operating losses. The ability to continue as a going concern is subject to the Company’s ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of securities, increasing sales, or obtaining loans and grants from various financial institutions where possible.

Additional Financing
Additional financing is required to continue operations. Although actively searching for available capital, the Company does not have any current arrangements for additional outside sources of financing and cannot provide any assurance that such financing will be available.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of December 31, 2009, we were not exposed to market risks due to changes in interest rates or foreign currency rates and, therefore, we do not use derivative financial instruments to address risk management issues in connection with changes in interest rates and foreign currency rates.

ITEM 8 - FINANCIAL STATEMENTS AND SUPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Fresca Worldwide Trading Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of Fresca Worldwide Trading Corporation (A Development Stage Company) as of December 31, 2009 and 2008 and the related statements of operations, shareholders' equity (deficit) and cash flows for the twelve month period ended December 31, 2009 and 2008 and the period from July 1, 2009 (re-entry into development stage) through December 31, 2009 and 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fresca Worldwide Trading Corporation as of December 31, 2009 and 2008, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the financial statement, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 10.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 12 to the financial statements, the 2008 financial statements have been restated to correct mistatements in the financial statements.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 30, 2010

FRESCA WORLDWIDE TRADING, CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2009	2008
CURRENT ASSETS		(restated)
Cash and cash equivalents	$4,499	$-

TOTAL CURRENT ASSETS	4,499	-

TOTAL ASSETS	$4,499	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFECIT)
Current Liabilities
Current liabilities of discontinued operations	$48,033	$37,925
Related Party Payable	-	5,934

TOTAL CURRENT LIABILITIES	48,033	43,859

TOTAL LIABILITIES	48,033	43,859

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, .001 par value 10,000,000 shares authorized	-	-
Common Stock, .001 par value 500,000,000 shares authorized, 2,100,000 and 2,125,000 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	2,100	2,125
Additional Paid in Capital	66,905	46,880
Deficit accumulated since re-entry into development stage	(33,188)	-
Retained deficit	(79,351)	(92,864)

TOTAL STOCKHOLDERS' EQUITY (DEFECIT)	(43,534)	(43,859)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	4,499	-

The accompanying footnotes are an integral part of these financial statements.

FRESCA WORLDWIDE TRADING, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the years ended December 31, 2009 and 2008 and for
the period from July 1, 2009 (re-entry into development stage) through December 31, 2009

			July 1, 2009 (Re-entry into development stage)
			through
	Year ended December 31,		December 31,
	2009	2008	2009
		(restated)
GENERAL AND ADMINSTRATIVE	$24,858	$49,354	$13,806

LOSS FROM OPERATIONS	(24,858)	(49,354)	(13,806)

OTHER INCOME (EXPENSE)
Interest Expense	(326)	(597)	(163)
Total Other Income (Expense)	(326)	(597)	(163)

Loss Before Taxes	(25,184)	(49,951)	(13,969)

INCOME TAX EXPENSE	-	726	-

NET LOSS FROM CONTINUING OPERATIONS	(25,184)	(50,677)	(13,969)

Net income (loss) from discontinued operations	5,509	(313)	(19,219)

NET LOSS	$(19,675)	$(50,990)	$(33,188)

Net loss per common share
from continuing operations	$(0.00)	$(0.02)
from discontinued operations	0.00	(0.00)
Net loss per common share	$(0.00)	$(0.02)

Weighted Common Shares Outstanding	12,071,455	2,125,000

The accompanying footnotes are an integral part of these financial statements.

FRESCA WORLDWIDE TRADING, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2009 and 2008 and for
the period from July 1, 2009 (re-entry into development stage) through December 31, 2009

			July 1, 2009 (Re-entry into development stage)
			through
	Year ended December 31,		December 31,
	2009	2008	2009
		(restated)
Operating Activities:
Net loss	$(19,675)	$(50,990)	$(33,188)
Income (loss) from discontinued operations	(5,509)	313	19,219
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock issued for services	19,553,600	-	-
Shares cancelled	(19,553,600)	-	-
Gain on sale of equipment	-	(3,192)	-
Changes in operating assets and liabilities:
Accrued interest payable	326	434	163

Net cash provided by operating activities - continuing operations	(24,858)	(53,435)	(13,806)
Net cash used by operating activities - discontinued operations	13,592	42,437	23,020
Net cash used by operating activities	(11,266)	(10,998)	9,214

Investing Activities:
Net cash provided by investing activities - discontinued operations	1,700	2,000	-
Net cash provided by investing activities	1,700	2,000	-

Financing Activities:
Capital contribution from existing shareholder	20,000	-	-
Repayments of related party note payable	(5,935)	-	(5,935)
Related party note payable	-	5,500	-
Net cash provided by financing activities	14,065	5,500	(5,935)

Net increase (decrease) in cash	4,499	(3,498)	3,279

Cash - Beginning of Period	-	3,498	1,220
	.	.	.
Cash - End of Period	$4,499	$-	$4,499

Supplemental Disclosures of Cash Flow Information:
Cash Paid During The Period For:
Interest	$-	$163	$-
Taxes	$-	$-	$-

The accompanying footnotes are an integral part of these financial statements.

FRESCA WORLDWIDE TRADING, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Deficit accumulated during
	Common stock		paid-in	Accumulated	development
	Shares	Par	capital	deficit	stage	Total
Balance, December 31, 2007	2,125,000	$2,125	$46,880	$(41,874)	$-	$7,121

Net loss (Restated)	-	-	-	(50,990)	-	(50,990)

Balance, December 31, 2008 (Restated)	2,125,000	$2,125	$46,880	$(92,864)	$-	$(43,859)

Shares issued for services	19,360,000	19,360	19,534,240	-	-	19,553,600
Shares cancelled for cancellation of share purchase agreement	(19,360,000)	(19,360)	(19,534,240)	-	-	(19,553,600)
Shares cancelled for nonpayment	(25,000)	(25)	25	-	-	-
Capital contribution from existing shareholder	-	-	20,000	-	-	20,000
Net income (loss)	-	-	-	13,513	(33,188)	(19,675)

Balance, December 31, 2009	2,100,000	$2,100	$66,905	$(79,351)	$(33,188)	$(43,534)

The accompanying footnotes are an integral part of these financial statements.

FRESCA WORLDWIDE TRADING, CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2009

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

FRESCA WORLDWIDE TRADING, CORP. (the Company) was a provider of both privately owned and company owned automatic teller machines (ATM). The Company receives revenues from the collection of the surcharge revenues and inter exchange revenues.  On July 1, 2009, the Company decided to discontinue the operations of its ATM business and reentered the development stage.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC").

DEVELOPMENT STAGE

The Company complies with Accounting Codification Standard 915-10 for its characterization of the Company as development stage.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

The Company's ATM’s are located in New York State and usage of those ATM’s may be affected by economic conditions in those areas. The Company has experienced decrease in revenues due to decreased locations and worsened economic conditions.

The Company maintains cash balances with a financial institution insured by the Federal Deposit Insurance Corporation up to $250,000. There are no uninsured balances at December 31, 2009 and 2008.

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

INCOME TAXES

The Company accounts for income taxes under the provisions issued by the FASB which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company computes tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

ACCOUNTS RECEIVABLE

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. No such charges were recorded for the periods ended December 31, 2009 and 2008.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2009. The Company’s financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

NOTE 3. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

During the third quarter of 2009, the Company decided to discontinue the operations of its ATM business and implemented a plan to dispose of the assets and liabilities related to this line of business. On February 10, 2010, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Go Solar USA, Inc., a privately held Wyoming corporation (“GUSA”). Upon closing of the transaction contemplated under the Merger Agreement (the “Merger”), GUSA merged with and into the Company. The Company immediately affected a name change and will hereinafter be known as Go Solar USA, Inc. At that time the net liabilities our ATM business were assumed by the acquirers of that business.

The ATM assets are recorded at the lower of cost or fair market value of $- at December 31, 2009 and 2008. The ATM assets are a disposal group and constitute a component of the entity with distinguishable cash flows.  Accordingly, these assets and cash flows and results of operations associated with these assets are classified as discontinued operations in the accompanying Statements of Operations, Balance Sheets, and Statements of Cash Flows for all periods presented.

The following assets and liabilities have been segregated and classified as assets held for sale and liabilities associated with assets held for sale, as appropriate, in the Balance Sheets as of December 31, 2009 and 2008.  The amounts presented below do not include cash which will be retained by the Company.

	December 31, 2009	December 31, 2008

Assets held for sale
Property and equipment, net of accumulated depreciation and impairment writedown of $8,469 and $9,025, respectively	$-	$-
Assets held for sale and discontinued operations	$-	$-

Liabilities related to assets held for sale and discontinued operations
Accounts payable	$48,033	$37,935
Liabilities related to assets held for sale and discontinued operations	$48,033	$37,935

The following summarized financial information relates to the assets held for sale and have been reported as discontinued operations in all periods presented. Because of the Company’s net loss, there is no provision for income taxes.

	December 31, 2009	December 31, 2008

Revenues	$13,780	$22,581
Cost and Expenses:
Cost of sales	3,632	22,894
General and administrative expenses	4,639	-
Income (loss) from discontinued operations	$5,509	$(313)

NOTE 4. COMMON STOCK

During March 2009 the company issued 19,360,000 shares of common stock for services.  The Company adjusted common stock and additional paid in capital accordingly.  The shares were valued at $19,553,600 based on the market price of the stock.

In July 2009, the Company cancelled 19,360,000 shares of common stock which had originally been issued for services in conjunction with a share purchase agreement. The agreement was cancelled and the issued shares were returned and cancelled.

During the year ended December 31, 2009, an existing shareholder made a capital contribution of $20,000 to the Company.

In 2008, the Company cancelled 25,000 shares of common stock which had not been paid for as agreed by the purchaser of the shares.

NOTE  5. NOTES PAYABLE - Related Party

The Company has a $5,000 note payable with Joseph Passalaqua bearing interest at 10%; payable on demand.  The Company has a $500 note payable with Joseph Passalaqua bearing interest at 18%; payable on demand. The Company made a payment of $5,935 on the note during the year ended December 31, 2009.  Interest accrued on these notes totals $327 at December 31, 2009.

NOTE  6. INCOME TAXES

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. There are no uncertain tax positions.

The Company currently has net operating loss carryforwards aggregating approximately $100,000, which expire through 2029. The deferred tax asset of $28,000 related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of December 31, 2009 and 2008:

	2009	2008

Deferred tax assets	$28,000	$20,000

Valuation allowance for deferred tax assets	(28,000)	(20,000)

Net deferred tax assets	$-	$-

NOTE  7. FAIR VALUE ACCOUNTING

On January 1, 2008, the Company adopted ASC No. 820-10 (ASC 820-10), Fair Value Measurements.  ASC 820-10 relates to financial assets and financial liabilities.

ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

•	Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2
Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3
 Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2009 and 2008:

Level 1: None
Level 2: None
Level 3: None
Total Gain (Losses): None

NOTE  8. OPERATING LEASE

The Company leased office space under an operating lease which expired in July 2009. The lease continued on a month-to-month basis after it expired. Rent expense for the period ended December 31, 2009 amounted to $2,200.

NOTE  9.  THE EFFECT OF RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS - Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS - In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. The Company does not expect the provisions of ASU 2009-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. The Company does not expect the provisions of ASU 2009-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. The Company does not expect the provisions of ASU 2009-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 10. GOING CONCERN

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

NOTE 11. SUBSEQUENT EVENTS

Agreement of Merger and Plan of Reorganization

On February 10, 2010, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Go Solar USA, Inc., a privately held Wyoming corporation (“GUSA”). Upon closing of the transaction contemplated under the Merger Agreement (the “Merger”), GUSA merged with and into the Company.  The Company immediately affected a name change and will hereinafter be known as Go Solar USA, Inc. after February 10, 2010. The Merger was accounted for as a reverse merger and recapitalization with GUSA being the continuing entity. GUSA is the acquirer for financial reporting purposes and the Company is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Merger will be those of GUSA and will be recorded at the historical cost basis of GUSA, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of the Company and GUSA, historical operations of GUSA and operations of the Company from the closing date of the Merger.

We intend to carry on the business of GUSA as our sole line of business. Upon closing of the Merger, we relocated our executive offices to 201 St. Charles Avenue, Suite 2500, New Orleans, LA 70170 and our telephone number is (504) 582-1110.

At the closing of the Merger, each share of GUSA common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive 15 shares of our common stock. To the extent that there are fractional shares, such fractional shares will be rounded to the nearest whole share.  Accordingly, an aggregate of 15,000,000 shares of our common stock were issued to the holders of GUSA common stock.

Departure of Sole Officer and Director

Upon the closing of the Merger, Margaret Burton resigned as our sole officer and director. J. David Brotherton was appointed as Chief Executive Officer and director of the Company.

NOTE 12. RESTATEMENT

The financial statements presented herein as of and for the year ended December 31, 2008 have been restated for errors in the valuation of cash and property and equipment. In order to correct the error described above, the Company has restated its financial statements as of and for the year ended December 31, 2008.

The effect of the restatement on the Company’s balance sheet as of December 31, 2008 is as follows:

	As reported	Restatement Adjustments		As Restated
CURRENT ASSETS
Cash and cash equivalents	$14,920	$(14,920)	(b)	$-
Total current assets	14,920			-

Property and equipment, net	4,836	(4,836)	(b)	-
TOTAL ASSETS	$19,756			$-

CURRENT LIABILITIES
Accounts payable	35,397	(5)		35,392	(a)
Bank overdraft	2,533			2,533	(a)
Related party note payable	5,934			5,934
Total liabilities	43,864			43,859

STOCKHOLDERS’ DEFICIT
Preferred stock	-			-
Common stock	2,095	30		2,125
Additional paid-in capital	46,905	(25)		46,880
Retained deficit	(73,109)	(19,755)	(b)	(92,864)
Total stockholders’ deficit	(24,109)			(43,859)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,755			$-

(a)	Liabilities were reclassified as current liabilities of discontinued operations in the balance sheet as of December 31, 2008 due to the Company’s decision in 2009 to discontinue its ATM business.
(b)	Assets were written off to net realizable value.
(c)	Retained deficit recognized during the development stage was reclassified to Deficit accumulated since re-entry into development stage in the balance sheet as of December 31, 2008.

The effect of the restatement on the Company’s statement of operations for the year ended December 31, 2008 is as follows:

	As reported	Restatement Adjustments	As Restated

SALES	$22,581		$22,581	(a)

COST OF SALES	1,540	21,354	22,894	(a)
DEPRECIATION	1,752	(1,752)	-
Total cost of sales	3,292		22,894

Gross profit	19,289		(313)

General and administrative expense	43,294	6,060	49,354

Loss from operations	(24,005)		(49,667)

OTHER INCOME (EXPENSE)
Other income	3,212	(3,212)	-
Interest expense	(598)	1	(597)

Net loss before provision for income tax	(21,391)		(50,264)
Provision for income tax	9,750	(9,024)	726

NET LOSS	$(31,141)		$(50,990)

(a)	Results of operations related to discontinued operations were reclassified to Net loss from discontinued operations for the year ended December 31, 2008.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9-A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

1.
As of December 31, 2009, we did not maintain effective controls over the control environment.  Specifically, we have not formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors.  Additionally, we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2009, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Corrective Action
None.

ITEM 9-B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Directors and Executive Officers of the Company and certain information concerning them are set forth below as of February 28, 2010:

Name	Position	Age

Margaret Burton	Chairman/President	46
	Principal Financial Officer

Ms. Margaret A. Burton, 46, is a graduate of Trident Charleston Technical and Onondaga Medical Career School and has earned a Teaching Assistant Certification from the New York State Dept. of Education.  Ms. Burton was employed as a Teaching Assistant by Jamesville-Dewitt Central School from October 9, 1997 through November of 2000.  She was employed as Parent Advocate by the Jamesville-Dewitt School District from September 2002 through June 2005.  Since September 2005, she has been employed part-time as a Teaching assistant with Jamesville-Dewitt Central School.  Ms. Burton began serving as a Director and Secretary of Fresca Worldwide Trading Corp. in January 2006 and as sole Officer and Director, President, CEO and Secretary from June 27, 2007 to September 26, 2008.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Based solely upon review of Forms 3, 4, and 5 furnished to us during the most recent fiscal year, we believe that all persons required to file reports pursuant to Section 16(a) of the Exchange Act have done so in a timely manner.

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and Executive Officers, and persons who own beneficially more than ten percent of our common stock, to file reports of their stock ownership and changes of their stock ownership with the Securities and Exchange Commission. Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than ten percent beneficial owners have complied with all applicable filing requirements for the fiscal year ended December 31, 2009.

CODE OF ETHICS
Our Board of Directors has discussed the adoption of a code of business conduct and ethics for directors, officers and employees but has not yet adopted a Code of Ethics.  It is anticipated that the Board of Directors will adopt a Code of Ethics in the near future.  Upon adoption of a Code of Ethics, we will comply with all SEC reporting requirements.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS
Stockholders may communicate with the full Board, or any individual directors, by sending such written communication to the following address:

Fresca Worldwide Trading Corporation
Attn: Corporate Secretary
7337 Oswego Road
Liverpool, New York 13090

ITEM 11 - EXECUTIVE COMPENSATION

We have not paid any salary, bonus or other compensation to Margaret A. Burton, our sole officer and director, since our inception. We presently have no compensation arrangements with Ms. Burton.

EMPLOYMENT AGREEMENTS

We do not currently have any employment agreements.

DIRECTOR COMPENSATION

We have not paid any salary, bonus or other compensation to Margaret A. Burton, our sole officer and director, since our inception. It is our policy to pay director expenses in attending board meetings. During the year ended December 31, 2009, Ms. Burton was not reimbursed for any director expenses.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2009, with respect to the beneficial ownership of shares of the Company’s common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of our Directors, (iii) each of our Executive Officers, and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of December 31, 2009, there were 2,100,000 shares of the Company’s common stock issued and outstanding.

Name and address of beneficial owner	Relationship to Registrant	Number of Shares of Common Stock	Percentage of Common Stock (1)

Cambridge Securities of Panama, Inc. Panama City, Panama	Shareholder	975,000	46.4%

Montego Blue Enterprises Corp Panama City, Panama	Shareholder	1,000,000	47.6%

All Officers and Directors as a group (total of 1)		-	-

(1)
Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2009.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which we propose to be a party:

(A)	any of our directors or executive officers;

(B)	any nominee for election as one of our directors;

(C)	any person who is known by us to beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D)	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the persons named in paragraph (A), (B) or (C) above.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its independent accountants for the years ended December 31, 2009 and 2008:

Fee Category	M&K, CPA’s FY2009	Moore & Associates Chartered FY2008

Audit Fees	$—	$4,500

Audit-Related Fees(1)	—	—

Tax Fees(2)	—	—

All Other Fees(3)	—	—

Total Fees	$—	$4,500

Notes to the Accountants Fees Table:

(1)
Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees."

(2)	Consists of fees for professional services rendered by our principal accountants for tax related services.

(3)	Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit Fees," "Audit-Related Fees" and "Tax Fees" above.

ITEM 15 – EXHIBITS

The following documents are included or incorporated by reference as exhibits to this report:

3.1	Articles of Incorporation, dated December 29, 2003 (incorporated by reference from the Company's SB-2 Registration Statement (File No.: 333-145882).

3.2	Certificate of Amendment to Certificate of Incorporation, dated May 2, 2007 (incorporated by reference from the Company's SB-2 Registration Statement (File No.: 333-145882).

3.3	Bylaws (incorporated by reference from the Company's SB-2 Registration Statement (File No.: 333-145882).

31.1	Certification of Mr. Brotherton as required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Mr. Brotherton pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.*

*           Filed herewith.

AVAILABLE INFORMATION

We are a reporting company and file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may inspect and copy these materials at the Public Reference Room maintained by the Commission at Room 100 F Street, N.W., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for more information on the Public Reference Room. You can also find our Commission filings at the Commission's website at www.sec.gov. We intend to furnish our stockholders with annual reports containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Go Solar USA, Inc.

By:	/s/ J. David Brotherton
J. David Brotherton
President
(Principal Executive Officer and
Principal Accounting Officer)

Date:  May 4, 2010