Form 10-Q
period 2009-09-30
Go Solar USA, Inc.
filed 2010-05-13
CIK 1398522

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

There were 17,100,000 shares of the registrant’s common stock issued and outstanding as of April 30, 2010.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to Fresca Worldwide Trading Corporation.

Readers should consider the following information as they review this Quarterly Report:

Forward-Looking Statements

The statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements.  Forward-looking statements include any statement that may project, indicate or imply future results, events, performance or achievements.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expect,” “may,” “will,” “should,” “intend,” “plan,” “could,” “estimate” or “anticipate” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements.  Forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q and are not guarantees of future performance.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to have been incorrect.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Subsequent Events

All statements contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, are made as of December 31, 2009, unless those statements are expressly made as of another date.  We disclaim any responsibility for the accuracy of any information contained in this Quarterly Report on Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after December 31, 2009 or by the passage of time after such date.  Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

On February 18, 2010 the Company filed a “Super” 8-K with the Securities and Exchange Commission related to its Reverse Merger with Go Solar USA, Inc. and future plans.  The disclosures contained therein supersede the disclosures made in this Quarterly Report on Form 10-Q.

FRESCA WORLDWIDE TRADING CORPORATION

CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 – UNAUDITED FINANCIAL STATEMENTS

(Unaudited) Balance Sheets as of September 30, 2009, and December 31, 2008	F-1

(Unaudited) Statements of Operations for the nine months ended September 30, 2009 and 2008	F-2

(Unaudited) Statements of Changes in Stockholders’ Deficit for the nine months ended September 30, 2009	F-3

(Unaudited) Statement of Cash Flows for the nine months ended September 30, 2009 and 2008	F-4

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	5 – 12

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13 – 15

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	15

ITEM 4T – CONTROLS AND PROCEDURES	15-17

PART 2 – OTHER INFORMATION	17

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8K	17

FRESCA WORLDWIDE TRADING, CORP.
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
CURRENT ASSETS
Cash and cash equivalents	$505	$-

TOTAL CURRENT ASSETS	505	-

ASSETS HELD FOR SALE - discontinued operations	-	-

TOTAL ASSETS	$505	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Liabilities related to assets held for sale - current	$33,002	$37,925
Related Party Payable	6,261	5,934

TOTAL CURRENT LIABILITIES	39,263	43,859

TOTAL LIABILITIES	39,263	43,859

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, .001 par value 10,000,000 shares authorized	-	-
Common Stock, .001 par value 500,000,000 shares authorized, 2,100,000 and 2,125,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	2,100	2,125
Additional Paid in Capital	66,905	46,880
Retained deficit	(102,682)	(92,864)
Deficit accumulated during the development stage	(5,081)	-

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(38,758)	(43,859)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$505	$-

The accompanying footnotes are an integral part of these financial statements.

FRESCA WORLDWIDE TRADING, CORP.
STATEMENTS OF OPERATIONS
(Unaudited)
For the three and nine months ended September 30, 2009 and 2008 and for the period from July 1, 2009 (reentry into development stage) through September 30, 2009

	Three months ended September 30,		Nine months ended September 30,		Inception of development stage through September 30,
	2009	2008	2009	2008	2009

GENERAL AND ADMINSTRATIVE	$4,938	$5,332	$20,792	$36,426	$4,938

LOSS FROM OPERATIONS	(4,938)	(5,332)	(20,792)	(36,426)	(4,938)

OTHER INCOME (EXPENSE)
Interest Expense	-	(152)	(326)	(278)	-
Total Other Income (Expense)	-	(152)	(326)	(278)	-

Loss Before Taxes	(4,938)	(5,484)	(21,118)	(36,704)	(4,938)

INCOME TAX EXPENSE	-	-	-	316	-

NET LOSS FROM CONTINUING OPERATIONS	(4,938)	(5,484)	(21,118)	(36,388)	(4,938)

Net income (loss) from discontinued operations	(143)	45	6,219	16,456	(143)

NET LOSS	$(5,081)	$(5,439)	$(14,899)	$(19,932)	$(5,081)

Net loss per common share
from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.02)
from discontinued operations	(0.00)	0.00	0.00	0.01
Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Common Shares Outstanding	7,149,130	2,125,000	12,856,615	2,125,000

The accompanying footnotes are an integral part of these financial statements.

FRESCA WORLDWIDE TRADING, CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

					Deficit
					accumulated
			Additional		during
	Common stock		paid-in	Accumulated	development
	Shares	Par	capital	deficit	stage	Total
Balance, December 31, 2008	2,125,000	$2,125	$46,880	$(92,864)	$-	$(43,859)

Shares issued for services	19,360,000	19,360	19,534,240	-	-	19,553,600
Cancellation of shares issued for share purchase agreement	(19,360,000)	(19,360)	(19,534,240)	-	-	(19,553,600)
Shares cancelled for nonpayment	(25,000)	(25)	25		-	-
Capital contribution from existing shareholder	-	-	20,000	-		20,000
Net loss	-	-	-	(9,818)	(5,081)	(14,899)

Balance, September 30, 2009	2,100,000	$2,100	$66,905	$(102,682)	$(5,081)	$(38,758)

The accompanying footnotes are an integral part of these financial statements.

FRESCA WORLDWIDE TRADING, CORP.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,		Inception of development stage through September 30,
	2009	2008	2009

Operating Activities:
Net loss	$(14,899)	$(19,932)	$(5,081)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Loss from discontinued operations	(6,219)	(16,456)	143
Stock issued for services	19,553,600	-	-
Stock cancelled for cancelled share purchase agreement	(19,553,600)	-	-
Changes in operating assets and liabilities:
Accrued interest payable	326	278	-

Net cash provided by operating activities - continuing operations	(20,792)	(36,110)	(4,938)
Net cash used by operating activities - discontinued operations	(403)	30,698	(3,743)
Net cash provided by operating activities	(21,195)	(5,412)	(1,195)

Investing Activities:
Net cash provided by investing activities - discontinued operations	1,700	650	1,700
Net cash provided by investing activities	1,700	650	1,700

Financing Activities:
Capital contribution from shareholder	20,000	-	-
Related party note payable	-	5,500	-
Net cash provided by financing activities	(20,000)	5,500	-

Net increase in cash	505	738	505

Cash - Beginning of Period	-	-	-
	.	.	.
Cash - End of Period	$505	$738	$505

Supplemental Disclosures of Cash Flow Information:
Cash Paid During The Period For:
Interest	$-	$84	$-

The accompanying footnotes are an integral part of these financial statements.

FRESCA WORLDWIDE TRADING CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

FRESCA WORLDWIDE TRADING, CORP. (the Company) is only a provider of both privately owned and company owned automatic teller machines (ATM). The Company receives revenues from the collection of the surcharge revenues and inter exchange revenues.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K, as amended, for the year ended December 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2008, as reported in the Form 10-K, as amended, have been omitted.

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

FRESCA WORLDWIDE TRADING CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

CONCENTRATIONS OF CREDIT RISK

The Company's ATM’s are located in New York State and usage of those ATM’s may be affected by economic conditions in those areas. The Company has experienced decrease in revenues due to decreased locations and worsened economic conditions.

The Company maintains cash balances with a financial institution insured by the Federal Deposit Insurance Corporation up to $250,000. There are no uninsured balances at September 30, 2009.

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

The Company has 3 different circumstances for recording the surcharge fee as revenue. In the first case, for ATM’s owned and serviced by the Company, the Company receives and reports all of the surcharge fee as revenue. In the second case, where the Company owns but does not service the ATM’s, the Company records the surcharge fee as revenue and records the portion of the fee paid to the owner of the ATM location as commission expense. In the third case, of ATM’s owned and serviced by third party vendors, the Company rebates all of the surcharge fee to the third party and does not report any surcharge fee revenue

FRESCA WORLDWIDE TRADING CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

INCOME TAXES

The Company provides for income taxes under FASC Topic 740-10-5. This Topic requires the use of an asset and liability approach in accounting for income taxes.

This Topic requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

ACCOUNTS RECEIVABLE

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. No such charges were recorded for the period ended September 30, 2009.

NOTE 3. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

During the third quarter of 2009, the Company decided to discontinue to operations of its ATM business and implemented a plan to dispose of the assets and liabilities related to this line of business.  On February 10, 2010, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Go Solar USA, Inc., a privately held Wyoming corporation (“GUSA”). Upon closing of the transaction contemplated under the Merger Agreement (the “Merger”), GUSA merged with and into the Company. The Company immediately affected a name change and will hereinafter be known as Go Solar USA, Inc.  At that time the net liabilities our ATM business were assumed by the acquirers of that business.

The ATM assets are a disposal group and constitute a component of the entity with distinguishable cash flows.  Accordingly, these assets and cash flows and results of operations associated with these assets are classified as discontinued operations in the accompanying Statements of Operations, Balance Sheets, and Statements of Cash Flows for all periods presented.

FRESCA WORLDWIDE TRADING CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Assets held for sale as of September 30, 2009 consisted of ATM machines and the cash inside those machines.  The following assets and liabilities have been segregated and classified as assets held for sale and liabilities associated with assets held for sale, as appropriate, in the Balance Sheets as of September 30, 2009 and December 31, 2008.  The amounts presented below do not include cash which will be retained by the Company.

	September 30, 2009	December 31, 2008

Assets held for sale
Property and equipment, net of accumulated depreciation of $9,025 and $9,025, respectively	$-	$-
Assets held for sale and discontinued operations	$-	$-

Liabilities related to assets held for sale and discontinued operations
Accounts payable	$33,002	$37,925
Liabilities related to assets held for sale and discontinued operations	$33,002	$37,925

The following summarized financial information relates to the assets held for sale and have been reported as discontinued operations in all periods presented. Because of the Company’s net loss, there is no provision for income taxes.

	September 30, 2009	September 30, 2008

Revenues	$13,857	$14,355
Cost and Expenses:
Cost of sales	4,890	2,101
General and administrative expenses	4,639	-
Other Income	1,891	-
Income from discontinued operations	$6,219	$16,456

NOTE 4. COMMON STOCK

During March 2009 the company issued 19,360,000 shares of common stock for services.  The Company adjusted common stock and additional paid in capital accordingly. The shares were valued at $19,553,600 based on the market value of the stock on the date of the transaction.

In July 2009, the Company cancelled 19,360,000 shares of common stock which had originally been issued for services in conjunction with a share purchase agreement.  The agreement was cancelled and the issued shares were returned and cancelled.

During the year ended December 31, 2009, an existing shareholder made a capital contribution of $20,000 to the company.

FRESCA WORLDWIDE TRADING CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE  5. NOTE PAYABLE

The Company has a $5,000 note payable with Joseph Passalaqua bearing interest at 10%; payable on demand.  The Company has a $500 note payable with Joseph Passalaqua bearing interest at 18%; payable on demand.  Interest accrued on these notes totals $761 at September 30, 2009.

NOTE  6. OPERATING LEASE

The Company leased office space under an operating lease which expired in July 2009. The lease continued on a month-to-month basis after it expired.  Rent expense for the period ended September 30, 2009 amounted to $1,800.

NOTE  7.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB accounting literature stating that the FASB Accounting Standards Codification, (“Codification” or “ASC”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU’s). The FASB will not consider ASU’s as authoritative in their own right; rather these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. This guidance is incorporated in ASC Topic 105, Generally Accepted Accounting Principles. The Company adopted ASC Topic 105 in the third quarter of 2009, and the Company will provide reference to both the Codification topic reference and the previously authoritative references related to Codification topics and subtopics, as appropriate.

FRESCA WORLDWIDE TRADING CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Effective January 1, 2009, the Company adopted FASB ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock). The adoption of FASB ASC Topic No. 815 – 40’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity.  Downward provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company has no such warrants; therefore, the adoption of these requirements had no impact on the Company’s balance sheet or results of operations.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. FSP FAS 141(R)-1, which is incorporated in FASB ASC Topic No. 805, “Business Combinations” addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not made any acquisitions during the nine months ended September 30, 2009 that would require such disclosures.

In April 2009, the FASB issued FASB Staff Position SFAS 157-4, “Determining the Fair Value of a Financial Asset When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4, which is incorporated in FASB ASC Topic No. 820, “Fair Value Measurements and Disclosures”, clarified and provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If a reporting entity elects to adopt early either FSP FAS 115-2 and FAS 124-2 or FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, the reporting entity also is required to adopt early this FSP. Additionally, if the reporting entity elects to adopt early this FSP, FSP FAS 115-2 and FAS 124-2 also must be adopted early. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate (FASB ASC Topic No. 250 – 10 - 45, Accounting Changes and Error Corrections). In the period of adoption, a reporting entity shall disclose a change, if any, in valuation technique and related inputs resulting from the application of this FSP, and quantify the total effect of the change in valuation technique and related inputs, if practicable, by major category. The Company expects to adopt this pronouncement effective January 1, 2010 and does not anticipate that this pronouncement will have a material impact on its results of operations or financial position.

FRESCA WORLDWIDE TRADING CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

In May 2009, the FASB issued ASC Topic No. 855, “Subsequent Events”, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with SFAS 165, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted this Topic effective June 30, 2009 and the adoption did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued guidance which amends the consolidation guidance applicable to variable interest entities. This guidance is included in FASB ASC 810, Consolidation. The amendments significantly reduce the previously required quantitative consolidation analysis, and require ongoing reassessments of whether a company is the primary beneficiary of a variable interest entity. This new guidance also requires enhanced disclosures about an enterprise’s involvement with a variable interest entity. This statement is effective for the beginning of the first annual reporting period beginning after November 15, 2009. The Company does not currently expect the adoption of the new guidance in FASB ASC 810 to impact its consolidated financial statements.

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

FRESCA WORLDWIDE TRADING CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9. SUBSEQUENT EVENTS

Subsequent events have been reviewed through May 10, 2010, the date of filing of this report.

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

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will" or words of similar meaning and include, but are not limited to, statements about the expected future business and financial performance of the Company.  Forward-looking statements are based on management's current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.  Actual outcomes and results may differ materially from these expectations and assumptions due to changes in global political, economic, business, competitive, market, regulatory and other factors.  We undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future developments or otherwise.

The following discussion and analysis should be read in connection with the Company’s consolidated financial statements and related notes thereto, as included in this report, as well as the Company’s Annual Report filed on form 10-K.

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

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

EXPENSES – During the nine months ended September 30, 2009 the Company recognized operating expenses of $20,792 compared to $36,426 for the nine months ended September 30, 2008.  The difference can be attributed to the 3rd quarter 2009 decision to discontinue the Company’s ATM operations.

RESULTS OF OPERATIONS – For the Nine Months ended September 30, 2009 the Company recognized a loss of $14,899 compared to $19,932 for the nine months ended September 30, 2008.  The difference can be attributed to the 3rd quarter 2009 decision to discontinue the Company’s ATM operations.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

EXPENSES – During the three months ended September 30, 2009 the Company recognized operating expenses of $4,938 compared to an expense of $5,332 for the three months ended September 30, 2008.  The difference is due mostly to the 3rd quarter 2009 cancellation of shares issued pursuant to a previous share purchase agreement.

RESULTS OF OPERATIONS – For the three months ended September 30, 2009 the Company recognized a net loss of $5,081 compared to a loss of $5,439 for the three months ended September 30, 2008.  The difference is due mostly to the 3rd quarter 2009 cancellation of shares issued pursuant to a previous share purchase agreement.

Liquidity and Capital Resources

Fresca incurred a net loss of $14,899 for the nine months ended September 30, 2009, and had a working capital deficit of $38,758 as of September 30, 2009.  These conditions create an uncertainty as to the Company’s ability to continue as a going concern.

Fresca continues to rely on advances from third parties to fund operating shortfalls and does not foresee a change in this situation in the immediate future. There can be no assurance that Fresca will continue to have such advances available. Fresca will not be able to continue operations without them.

COMMON STOCK
We are authorized to issue 100,000,000 shares of Common Stock, with a par value of $0.001. There are 2,100,000 shares of Common Stock issued and outstanding as of the date of this form 10-Q. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

PREFERRED STOCK
We are authorized to issue 10,000,000 shares of Preferred Stock, with a par value of $0.001. There are no shares of Preferred Stock issued and outstanding as of the date of this form 10-Q.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4T:	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses;
1.
As of December 31, 2008, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2.
As of December 31, 2008, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Change In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6:          EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:
Exhibit No.	Description
31.1	Section 302 Certification
32.1	Section 906 Certification

 (b)    Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Go Solar USA, Inc.

By:	/s/ J. David Brotherton
J. David Brotherton
President
(Principal Executive Officer and
Principal Accounting Officer)

Date:  May 13, 2010