Form 10-Q
period 2010-04-30
Go Solar USA, Inc.
filed 2010-06-15
CIK 1398522

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010

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

There were 22,100,000 shares of the registrant’s common stock issued and outstanding as June 14, 2010.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No ☑

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to Go Solar USA, Inc..

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

Subsequent Events

All statements contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, are made as of April 30, 2010, unless those statements are expressly made as of another date.  We disclaim any responsibility for the accuracy of any information contained in this Quarterly Report on Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after April 30, 2010 or by the passage of time after such date.  Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

GO SOLAR USA, INC.

CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 – UNAUDITED FINANCIAL STATEMENTS

Balance Sheets as of April 30, 2010 and January 31, 2010 (Unaudited)	F-1

Statements of Operations for the three months ended April 30, 2010 and 2009 and for the period from June 12, 2007 (date of inception) through April 30, 2010 (Unaudited)	F-2

Statements of Changes in Stockholders’ Deficit for the period from June 12, 2007 (date of inception) through April 30, 2010 (Unaudited)	F-3

Statements of Cash Flows for the three months ended April 30, 2010 and 2009 and for the period from June 12, 2007 (date of inception) through April 30, 2010 (Unaudited)	F-4

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	5 – 7

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	9

ITEM 4T – CONTROLS AND PROCEDURES	9

PART 2 – OTHER INFORMATION	9

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8K	9

GO SOLAR USA, INC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (UNAUDITED)

	April 30, 2010	January 31, 2010
ASSETS
CURRENT ASSETS
Cash	$1,166	$200
Total Current Assets	1,166	200

TOTAL ASSETS	$1,166	$200

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$479	$-
Notes payable	552,259	500,200
Accrued interest	32,382	141,349
Total Current Liabilities	585,120	641,549

TOTAL LIABILITIES	$585,120	$641,549

STOCKHOLDERS' DEFICIT
Common stock, no par value, 500,000,000 shares authorized;
17,100,000 and 15,000,000 shares issued and outstanding, respectively	17,100	15,000
Stock payable	7,500,000	-
Additional Paid In Capital	(517,100)	(515,000)
Accumulated Deficit from the Development Stage	(7,583,954)	(141,349)

TOTAL STOCKHOLDERS' DEFICIT	(583,954)	(641,349)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,166	$200

The accompanying notes are an integral part of these financial statements.

GO SOLAR USA, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

			Period from Inception
	Three months ended April 30,		June 12, 2007 to
	2010	2009	April 30, 2010

REVENUES	$-	$-	$-

COST OF REVENUES	-	-	-

GROSS PROFIT	-	-	-

GENERAL AND ADMINISTRATIVE	50,669	-	50,669

LOSS FROM OPERATIONS	(50,669)	-	(50,669)

OTHER EXPENSE
Loss on conversion of debt	(7,375,000)	-	(7,375,000)
Interest expense	(16,936)	(14,513)	(158,285)

NET LOSS	$(7,442,605)	$(14,513)	$(7,583,954)

NET LOSS PER SHARE:
Basic and Diluted	$(0.44)	$(0.00)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	16,864,045	15,000,000

The accompanying notes are an integral part of these financial statements.

GO SOLAR USA, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)

				Additional		Total
	Common Stock		Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Payable	Capital	Defecit	Deficit
INCEPTION — June 12, 2007	-	$-	$-	$-	$-	$-

Issuance of Founders Shares	15,000,000	15,000	-	(15,000)	-	-
Funds Distributed to Founders	-	-	-	(500,000)	-	(500,000)
Net Loss	-	-	-	-	(25,527)	(25,527)

BALANCE — January 31, 2008	15,000,000	15,000	-	(515,000)	(25,527)	(525,527)

Net loss	-	-	-	-	(55,030)	(55,030)
						.
BALANCE — January 31, 2009	15,000,000	15,000	-	(515,000)	(80,557)	(580,557)

Net loss	-	-	-	-	(60,792)	(60,792)
						.
BALANCE — January 31, 2010	15,000,000	15,000	-	(515,000)	(141,349)	(641,349)

Issuance of shares for -
Reorganization	2,100,000	2,100	-	(2,100)	-	-
Conversion of debt	-	-	7,500,000	-	-	7,500,000
Net loss	-	-	-	-	(7,442,605)	(7,442,605)
						.
BALANCE — April 30, 2010	17,100,000	$17,100	$7,500,000	$(517,100)	$(7,583,954)	$(583,954)

The accompanying notes are an integral part of these financial statements.

GO SOLAR USA, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period from Inception
	Three months ended April 30,		June 12, 2007 to
	2010	2009	April 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(7,442,605)	$(14,513)	$(7,583,954)

Loss on conversion of note payable into stock payable	7,375,000	-	7,375,000
Changes in operating assets and liabilities:
Accounts payable	479	-	479
Accrued Interest on Notes Payable	16,033	14,513	157,382

NET CASH USED IN OPERATING ACTIVITIES	(51,093)	-	(51,093)

CASH FLOWS FROM FINANCING ACTIVITIES
Note Proceeds	52,059	-	552,259
Funds distributed to founders	-	-	(500,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	52,059	-	52,259

NET INCREASE IN CASH	966	-	1,166

CASH, Beginning of Period	200	-	-

CASH, End of Period	$1,166	$-	$1,166

Noncash investing and financing transactions:
Issuance of stock for reorganization	$2,100	-	$2,100
Issuance of stock payable for conversion of debt	$125,000	-	$125,000

The accompanying notes are an integral part of these financial statements.

GO SOLAR USA, INC.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
APRIL 30, 2010

NOTE 1 – DESCRIPTION OF COMPANY

In a Breeze Technologies, Inc. ("IBTI"), was incorporated in Wyoming on June 12, 2007. On November 30, 2009, IBTI changed its name to Go Solar USA, Inc. ("GUSA").

Merger and Reorganization

On February 10, 2010, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with FRESCA WORLDWIDE TRADING, CORP. (“Fresca”). Upon closing of the transaction contemplated under the Merger Agreement (the “Merger”), GUSA merged with and into Fresca.  Fresca immediately affected a name change and will hereinafter be known as Go Solar USA, Inc. after February 10, 2010.

The Merger was accounted for as a reverse merger and recapitalization with GUSA being the continuing entity. GUSA is the acquirer for financial reporting purposes and Fresca is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Merger will be those of GUSA and will be recorded at the historical cost basis of GUSA, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of the Company and GUSA, historical operations of GUSA and operations of the Company from the closing date of the Merger.

Prior to the Merger Agreement, Fresca had discontinued its previous operations and had reentered the development stage.   We intend to carry on the business of GUSA as our sole line of business. Upon closing of the Merger, we relocated our executive offices to 201 St. Charles Avenue, Suite 2500, New Orleans, LA 70170 and our telephone number is (504) 582-1110.

At the closing of the Merger, each share of GUSA common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive 15 shares of our common stock. To the extent that there are fractional shares, such fractional shares will be rounded to the nearest whole share.  Accordingly, an aggregate of 15,000,000 shares of our common stock were issued to the holders of GUSA common stock.  The prior Fresca shareholders retained 2,100,000 shares of common stock

Since its inception, GUSA has focused on the development of American designed and manufactured solar power solutions.  To date, GUSA has not generated revenues or earnings as a result of its activities.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 2 –GOING CONCERN AND MANAGEMENT PLANS

The Company sustained a substantial operating loss of approximately $7,584,000 for the Period from Inception, June 12, 2007 through April 30, 2010, and as of April 30, 2010, had an accumulated deficit of approximately $7,584,000.

These factors raise a substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

In addition to operational expenses, as the Company executes its business plan, it is incurring expenses related to complying with its public reporting requirements.  In order to finance these expenditures, the Company has raised capital in the form of debt which will have to be repaid, as discussed in detail below.  The Company has depended on shareholder loans for much of its operating capital.  The Company will need to raise capital in the next twelve months in order to remain in business.

Management anticipates that significant dilution will occur as the result of any future sales of the Company’s common stock and this will reduce the value of its outstanding shares. The Company cannot project the future level of dilution that will be experienced by investors as a result of its future financings, but it will significantly affect the value of its shares.

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to fully implement the Company’s business plan.  Management believes that certain shareholders will continue to advance the capital required to meet the Company’s financial obligations.  There is no assurance, however, that these shareholders will continue to advance capital to the Company or that the new business operations will be profitable.  The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company’s ability to continue as a going concern.

In the long term, management believes that the Company’s projects and initiatives will be successful and will provide significant profit to the Company which will be used to finance the Company’s future growth.  However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability.  The Company’s long term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations and the ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – The Company’s financial statements are presented in accordance with accounting principles generally accepted (GAAP) in the United States.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the periods presented have been reflected herein. The accompanying financial statements have been prepared solely from the accounts of Go Solar USA, Inc.

INTERIM FINANCIAL STATEMENTS – These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements for the years ended January 31, 2010 and 2009 and notes thereto contained in the Company’s Current Report filed with the SEC on Form 8-K on February 18, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended January 31, 2010, as reported in the Form 8-K filed on February 18, 2010, have been omitted.

DEVELOPMENT STAGE COMPANY – The Company is considered to be in the development stage as defined in ASC 915, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to the corporate formation, the raising of capital and attempting to generate customers for the sales of the Company’s products.

USE OF ESTIMATES – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ.

CASH AND CASH EQUIVALENTS –The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC.

RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

The Company does not believe that the adoption of any recently adopted or recently enacted accounting pronouncements will have a material effect on its financial position, results of operations or disclosures.

NOTE 4 – NOTES PAYABLE TO STOCKHOLDERS

In July, 2007, the predecessor to GUSA signed a promissory note with a stockholder in the amount of $500,000.  This note has been extended for additional one-year terms on each anniversary date.  The note bears 10% interest, is payable on demand and has no collateral.  During the three months ended April 30, 2010, the Company agreed to convert accrued interest in the amount of $125,000 into 5,000,000 shares of common stock of the Company.  The shares were valued at $7,500,000 based on the market price of the stock on the date of the transaction.  As a result, the Company recognized a loss of $7,375,000 on the conversion of the debt.  The shares were issued subsequent to the end of the period and are included as stock payable in the amount of $7,500,000 in the balance sheet at April 30, 2010.

As of April 30, 2010, the principal balance was $500,000 and accrued interest was $32,382.

NOTE 5 – ADVANCES FROM THIRD PARTIES

During the three months ended April 30, 2010, the Company had received net, non-interest bearing advances from certain third parties totaling $52,059.  The total amount due under these advances as of April 30, 2010 was $52,259.  These advances are not collateralized and are due on demand.  Interest was not imputed on these advances due to immateriality.

NOTE 6 – STOCKHOLDERS’ DEFICIT

During the year ended January 31, 2007, the Company issued 15,000,000 shares of its common stock to two entities for services rendered during the formation of the Company.  As such these issuances are considered founders shares and are carried on the books of the Company with a zero value.

Additionally, during the year ended January 31, 2007 the Company distributed $500,000 to its founders for services rendered during the formation of the Company.

On February 10, 2010, the Company issued 2,100,000 shares of common stock in connection with the Merger and reorganization of the Company.  (See Note 1.)

On April 29, 2010, the Company agreed to convert accrued interest payable on its notes payable in the amount of $125,000 into 5,000,000 shares of common stock.  The shares were valued at $7,500,000 on the date of the transaction.  As a result, the Company recognized a loss of $7,375,000 on the conversion of debt.  The shares were issued subsequent to the end of the period and are included as stock payable in the amount of $7,500,000 in the balance sheet at April 30, 2010.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to the end of the period, the Company issued 5,000,000 shares of common stock for the stock payable in the amount of $7,500,000.

On June 10, 2010, the Company’s Board of Directors appointed Thomas Massey to serve as Chief Executive Officer and a member of the Board of Directors.  Mr. Massey will be compensated $120,000 per year for his services.  He is not covered by an employment agreement.

Additionally, on June 10, 2010, Mr. J. David Brotherton resigned as the Company’s Chairman and President to pursue other interests.  Mr. Brotherton’s departure was not the result of a disagreement with the Company.

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

The following discussion and analysis should be read in connection with the Company’s consolidated financial statements and related notes thereto, as included in this report, as well as the Company’s Current Report filed on form 8-K on February 18, 2010.

Organization and Basis of Presentation

Go Solar USA, Inc. is a development-stage company that was formed in Wyoming on June 12, 2007.  Since its inception, GUSA has focused on the development of American designed and manufactured solar power solutions.  To date, GUSA has not generated revenues or earnings as a result of its activities.

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

Results of Operations

For the Period from Inception (June 12, 2007) to April 30, 2010, we have been in the development stage and therefore have not produced any revenues.  For the three months ended April 30, 2010, we incurred general and administrative expenses of $50,669 associated with the operations of the Company and the establishment of operations.  There were no such activities during the three months ended April 30, 2009.  Interest expense totaled $16,936 for the three months ended April 30, 2010 compared to $14,513 for the same period of 2009.  We recognized a loss on conversion of debt of $7,375,000 for the three months ended April 30, 2010.

Liquidity and Capital Resources

We incurred a net loss of $7,442,605 for the three months ended April 30, 2010, and had a working capital deficit of $583,954 as of April 30, 2010.  These conditions create an uncertainty as to the Company’s ability to continue as a going concern.

We continue to rely on advances from third parties to fund operating shortfalls and does not foresee a change in this situation in the immediate future. There can be no assurance that we will continue to have such advances available. We will not be able to continue operations without them.

COMMON STOCK
We are authorized to issue 500,000,000 shares of Common Stock, with a par value of $0.001. There are 22,100,000 shares of Common Stock issued and outstanding as of the date of this form 10-Q. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses;
1.
As of April 30, 2010, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2.
As of April 30, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2010, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Change In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Go Solar USA, Inc.

By:	/s/ Thomas Massey
Thomas Massey
Chairman of the Board Chief Executive Officer
(Principal Executive Officer and
Principal Accounting Officer)

Date: June 15, 2010