Form 10-Q
period 2010-07-31
Go Solar USA, Inc.
filed 2010-09-15
CIK 1398522

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010

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

There were 22,700,000 shares of the registrant’s common stock issued and outstanding as August 31, 2010.

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

GO SOLAR USA, INC.

CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 – UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of July 31, 2010 and January 31, 2010 (Unaudited)	F-1

Consolidated Statements of Operations for the three months and six months ended July 31, 2010 and 2009 and for the period from June 12, 2007 (date of inception) through July 31, 2010 (Unaudited)	F-2

Consolidated Statements of Changes in Stockholders’ Deficit for the period from June 12, 2007 (date of inception) through July 31, 2010 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the six months ended July 31, 2010 and 2009 and for the period from June 12, 2007 (date of inception) through July 31, 2010 (Unaudited)	F-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	F-5 – F-10

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	2

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	3

ITEM 4T – CONTROLS AND PROCEDURES	3

PART 2 – OTHER INFORMATION	4

ITEM 1A RISK FACTORS	4

ITEM 6 – EXHIBITS	7

GO SOLAR USA, INC

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	July 31, 2010	January 31, 2010
ASSETS
CURRENT ASSETS
Cash	$4,067	$200
Prepaid expenses	5,749	-
Total current assets	9,816	200

Intangible assets – patent rights	450,000	-

TOTAL ASSETS	$459,816	$200

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$3,193	$-
Notes payable	547,695	500,200
Accrued interest	170,672	141,349
Total current liabilities	721,560	641,549

TOTAL LIABILITIES	721,560	641,549

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 22,100,000 and 15,000,000 shares issued and outstanding, respectively	22,100	15,000
Stock payable	570,000	-
Additional paid-in capital	6,977,900	(515,000)
Accumulated deficit from the development stage	(7,831,744)	(141,349)

TOTAL STOCKHOLDERS' DEFICIT	(261,744)	(641,349)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$459,816	$200

The accompanying notes are an integral part of these financial statements.

GO SOLAR USA, INC

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					Period from
	Three months ended July 31,		Six months ended July 31,		Inception through
	2010	2009	2010	2009	July 31, 2010

Revenue	$-	$-	$-	$-	$-
Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expense	115,382	-	166,051	-	166,051

Loss from operations	(115,382)	-	(166,051)	-	(166,051)

Other expense:
Loss on conversion of debt	-	-	(7,375,000)	-	(7,375,000)
Loss on issuance of stock payable for intangible asset	(120,000)	-	(120,000)	-	(120,000)
Interest expense	(12,408)	(14,878)	(29,344)	(29,391)	(170,693)

NET LOSS	$(247,790)	$(14,878)	$(7,690,395)	$(29,391)	$(7,831,744)

Net loss per share:
Basic and Diluted	$(0.01)	$(0.00)	$(0.40)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	21,828,261	15,000,000	19,387,293	15,000,000

The accompanying notes are an integral part of these financial statements.

GO SOLAR USA, INC

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)

				Additional		Total
	Common Stock		Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Payable	Capital	Deficit	Deficit
INCEPTION -- June 12, 2007	-	$-	$-	$-	$-	$-

Issuance of Founders Shares	15,000,000	15,000	-	(15,000)	-	-
Funds Distributed to Founders	-	-	-	(500,000)	-	(500,000)
Net Loss	-	-	-	-	(25,527)	(25,527)

BALANCE -- January 31, 2008	15,000,000	15,000	-	(515,000)	(25,527)	(525,527)

Net loss	-	-	-	-	(55,030)	(55,030)
						.
BALANCE -- January 31, 2009	15,000,000	15,000	-	(515,000)	(80,557)	(580,557)

Net loss	-	-	-	-	(60,792)	(60,792)
						.
BALANCE -- January 31, 2010	15,000,000	15,000	-	(515,000)	(141,349)	(641,349)

Issuance of shares for - Reorganization	2,100,000	2,100	-	(2,100)	-	-
Conversion of debt	5,000,000	5,000	-	7,495,000	-	7,500,000
Stock payable for - Acquisition of intangible assets	-	-	570,000	-	-	570,000
Net loss	-	-	-	-	(7,690,395)	(7,690,395)
						.
BALANCE --July 31, 2010	22,100,000	$22,100	$570,000	$6,977,900	$(7,831,744)	$(261,744)

GO SOLAR USA, INC

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period from Inception
	Six months ended July 31,		(June 12, 2007) to
	2010	2009	July 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(7,690,395)	$(29,391)	$(7,831,744)

Loss on conversion of note payable into stock	7,375,000	-	7,375,000
Loss on issuance of stock payable for intangible asset	120,000	-	120,000
Changes in operating assets and liabilities:
Prepaid expenses	(5,749)	-	(5,749)
Accounts payable	3,193	-	3,193
Accrued interest on notes payable	29,323	29,391	170,672
NET CASH USED IN OPERATING ACTIVITIES	(168,628)	-	(168,628)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and advances	172,495	-	672,695
Funds distributed to founders	-	-	(500,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	172,495	-	172,695

NET INCREASE IN CASH	3,867	-	4,067

CASH, Beginning of Period	200	-	-

CASH, End of Period	$4,067	$-	$4,067

Noncash investing and financing transactions:
Issuance of stock for reorganization	$2,100	-	$2,100
Issuance of stock for conversion of debt	$125,000	-	$125,000
Issuance of stock payable for acquisition of intangible assets	$570,000	-	$570,000

The accompanying notes are an integral part of these financial statements.

GO SOLAR USA, INC.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010

NOTE 1 – DESCRIPTION OF COMPANY

In a Breeze Technologies, Inc. ("IBTI"), was incorporated in Wyoming on June 12, 2007. On November 30, 2009, IBTI changed its name to Go Solar USA, Inc. ("GUSA").

Merger and Reorganization

On February 10, 2010, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with FRESCA WORLDWIDE TRADING, CORP. (“Fresca”). Upon closing of the transaction contemplated under the Merger Agreement (the “Merger”), GUSA merged with and into Fresca.  Fresca immediately affected a name change and has since been known as Go Solar USA, Inc. after February 10, 2010.

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

Prior to the Merger Agreement, Fresca had discontinued its previous operations and had re-entered the development stage.   We intend to carry on the business of GUSA as our sole line of business. Upon closing of the Merger, we relocated our executive offices to 201 St. Charles Avenue, Suite 2500, New Orleans, LA 70170 and our telephone number is (504) 582-1110.

At the closing of the Merger, each share of GUSA common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive 15 shares of our common stock. To the extent that there were fractional shares, such fractional shares have been rounded to the nearest whole share.  Accordingly, an aggregate of 15,000,000 shares of our common stock were issued to the holders of GUSA common stock.  The prior Fresca shareholders retained 2,100,000 shares of common stock

Since its inception, GUSA has focused on the development of American designed and manufactured solar power solutions.  To date, GUSA has not generated revenues or earnings as a result of its activities.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Management Changes

On June 10, 2010, the Company’s Board of Directors appointed Thomas Massey to serve as Chief Executive Officer and a member of the Board of Directors.  Mr. Massey was compensated $10,000 per month for his services.  He is not covered by an employment agreement.

On June 10, 2010, Mr. J. David Brotherton resigned as the Company’s Chairman and President to pursue other interests.  Mr. Brotherton’s departure was not the result of a disagreement with the Company.

On August 11, 2010, the Board of Directors appointed Tyson Rohde to serve as Chairman and Chief Executive Officer of the Company.  Mr. Rohde brings with him almost ten years of investment banking and business development experience, including fossil-fuel and alternative energy development.  Mr. Rohde holds a B.A. in Economics from the University of Texas. His consulting entity of which he is the sole owner, Keystone Capital Corporation, is receiving payment of $10,000 per month for his services rendered. He is not covered under an employment agreement and does not own any shares of the Company’s stock.

NOTE 2 –GOING CONCERN AND MANAGEMENT PLANS

The Company sustained a loss of $7,690,395 for the six months ended July 31, 2010, and as of July 31, 2010, had an accumulated deficit of $7,831,744.

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

In addition to operational expenses, as the Company executes its business plan, it is incurring expenses related to complying with its public reporting requirements.  In order to finance these expenditures, the Company has raised capital in the form of debt which will have to be repaid, as discussed in detail below.  The Company has depended on this debt for much of its operating capital.  On August 1, 2010, these loans were amended to be convertible at $0.01 per share and, given current market prices for the Company’s common stock, will cause significant dilution in ownership to existing shareholders if and when converted. Management anticipates the loans will be converted into common stock and that existing shareholders will make such conversions over the course of 12-36 months. The Company will need to raise capital in the next twelve months in order to remain in business.

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

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to fully implement the Company’s business plan.  Management will continue to seek out debt financing to obtain the capital required to meet the Company’s financial obligations.  There is no assurance, however, that lenders will continue to advance capital to the Company or that the new business operations will be profitable.  The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company’s ability to continue as a going concern.

In the long term, management believes that the Company’s projects and initiatives will be successful and will provide significant profit to the Company which will be used to finance the Company’s future growth.  However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability.  The Company’s long term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and the ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – The Company’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the periods presented have been reflected herein. The accompanying financial statements include the accounts of Go Solar USA, Inc. and its wholly owned subsidiary Solar Investments, LLC.

INTERIM FINANCIAL STATEMENTS – These financial statements are prepared on the accrual basis of accounting in conformity with GAAP and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements for the years ended January 31, 2010 and 2009 and notes thereto contained in the Company’s Current Report filed with the SEC on Form 8-K on February 18, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended January 31, 2010, as reported in the Form 8-K filed on February 18, 2010, have been omitted.

DEVELOPMENT STAGE COMPANY – The Company is considered to be in the development stage as defined in ASC 915, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to the corporate formation, the raising of capital and attempting to generate initial revenues.

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

INTANGIBLE ASSETS – Intangible assets consist of a patent.  The cost of intangible assets is amortized on a straight-line basis over the estimated useful life of the patent.

VALUATION OF INTANGIBLE ASSETS – In accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), related to accounting for the impairment or disposal of long-lived assets, the carrying value of intangible assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Some factors considered important, which could trigger an impairment review, include a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset could be used, a significant adverse change in the business climate that could affect the value of an asset, an accumulation of costs for an asset in excess of the amount originally expected, and a current expectation that, it is more likely than not, a long-lived asset will be disposed of at a loss before the end of its estimated useful life.

If any such facts or circumstances exist, the carrying value of long-lived assets are evaluated to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the assets is greater than the estimated future cash flows, the assets are written down to the estimated fair value. The estimated fair value of the assets is based on a current market value of the assets. If a current market value is not readily available, a projected discounted cash flow method is applied using a discount rate determined by management to be commensurate with the risk inherent in the current business model. During the period from the acquisition of the patent on July 13, 2010 through July 31, 2010 and subsequent to the end of the period, we believe that there has been no indicator of impairment.

RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

The Company does not believe that the adoption of any recently adopted or recently enacted accounting pronouncements will have a material effect on its financial position, results of operations or disclosures.

NOTE 4 – PROFIT PARTICIPATION AGREEMENT

On July 1, 2010, the Company signed a Profit Participation Agreement (“PPA”) with a third party.  Under the terms of the PPA, the Company will make six monthly payments of $5,000 beginning in July 2010.  In return, the Company will receive a 5% interest in the counterparty’s net profits of technology sold for use with cell phones for a period of three years beginning six months after the signing of the agreement.  The Company has determined that the PPA has no value based on the uncertainty of the counterparty earning a profit during the term of the agreement.  As a result, the Company is expensing the payments made each month.

Subsequent to the end of the period, the PPA was amended to give the Company a 5% interest in the net income of the counterparty.  As consideration for this amendment, the Company made an additional payment of $10,000.

NOTE 5 – INTANGIBLE ASSETS

On July 13, 2010, GUSA agreed to issue shares of common stock worth $450,000 to acquire certain intangible assets related to patent rights.  GUSA determined that it was required to issue 600,000 shares on the closing date, July 30, 2010.  On that date, the closing stock price was $0.75 per share.  For accounting purposes, the shares were valued at $570,000 ($0.95 per share) based on the market price of the stock on the date of the agreement.  GUSA has determined that the value of the intangible asset acquired is $450,000, which was the negotiated purchase price.  This amount has been recorded as an intangible asset on the balance sheet and will be amortized over the life of the underlying patent rights.  The difference between the value of the stock of $570,000 and the value of the intangible asset of $450,000, has been recorded as a loss on issuance of stock payable for intangible asset in the amount of $120,000 in the statement of operations.  The shares were issued subsequent to the end of the period and are included as stock payable in the amount of $570,000 on the balance sheet at July 31, 2010.  If GUSA fails to develop and market a commercial version of the technology within twelve months from the date of acquisition, all rights to the patent would revert to the sellers upon their return of the 600,000 shares of common stock.

NOTE 6 – NOTES PAYABLE TO STOCKHOLDERS

In July, 2007, the predecessor to GUSA signed a promissory note with a stockholder in the amount of $500,000.  This note has been extended for additional one-year terms on each anniversary date.  The note bears 10% interest, is payable on demand and has no collateral.  During the six months ended July 31, 2010, the Company agreed to convert principal in the amount of $125,000 into 5,000,000 shares of common stock of the Company.  The shares were valued at $7,500,000 based on the market price of the stock on the date of the transaction.  As a result, the Company recognized a loss of $7,375,000 on the conversion of the debt.  The shares were issued on May 5, 2010.

As of July 31, 2010, the principal balance was $375,000 and accrued interest was $170,672.

On August 1, 2010, the Company and the lender entered into an amendment of the note payable to a stockholder in the principal amount of $375,000 to allow for the conversion of the note and all accrued interest into shares of common stock of the Company at a rate of $0.01 per share.  The amended note is payable on demand.  The Company will account for the amendment of the note as an extinguishment and reissuance of the debt, because the amendment resulted in creating a conversion feature which did not exist in the original debt.  No loss was recognized on the extinguishment of the debt, because there was no difference in the present value of the expected cash flows.  The Company has determined that the conversion feature represents a beneficial conversion feature based on the difference between the conversion price and the market price of the stock on the date of the transaction.  As a result, the Company recorded a discount in the amount of $545,672 on August 1, 2010.  The discount was immediately amortized to interest expense on August 1, 2010 based on the fact that the note was due on demand.

On August 20, 2010, the lender converted principal in the amount of $50,000 into 5,000,000 shares of common stock.

NOTE 7 – ADVANCES FROM THIRD PARTIES

During the six months ended July 31, 2010, the Company received net, non-interest bearing advances from certain third parties totaling $172,495.  The total amount due under these advances as of July 31, 2010 was $172,495.  These advances are not collateralized and are due on demand.  Interest was not imputed on these advances due to immateriality.

NOTE 8 – STOCKHOLDERS’ DEFICIT

On February 10, 2010, the Company issued 2,100,000 shares of common stock in connection with the Merger and reorganization of the Company.  (See Note 1.)

On April 29, 2010, the Company agreed to convert principal on its notes payable in the amount of $125,000 into 5,000,000 shares of common stock.  The shares were valued at $7,500,000 on the date of the transaction.  As a result, the Company recognized a loss of $7,375,000 on the conversion of debt.

On July 13, 2010, GUSA agreed to issue shares of common stock worth $450,000 to acquire certain intangible assets related to patent rights.  GUSA determined that it was required to issue 600,000 shares on the closing date, July 30, 2010.  On that date, the closing stock price was $0.75 per share.  For accounting purposes, the shares were valued at $570,000 ($0.95 per share) based on the market price of the stock on the date of the agreement.  GUSA has determined that the value of the intangible asset acquired is $450,000, which was the negotiated purchase price.  This amount has been recorded as an intangible asset on the balance sheet and will be amortized over the life of the underlying patent rights.  The difference between the value of the stock of $570,000 and the value of the intangible asset of $450,000 has been recorded as a loss on issuance of stock payable for intangible asset in the amount of $120,000 in the statement of operations.  The shares were issued subsequent to the end of the period and are included as stock payable in the amount of $570,000 on the balance sheet at July 31, 2010.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to the end of the period, the Company issued 600,000 shares of common stock for the stock payable in the amount of $570,000.

On August 1, 2010, the Company and the lender entered into an amendment of the note payable to a stockholder in the principal amount of $375,000 to allow for the conversion of the note and accrued interest into shares of common stock of the Company at a rate of $0.01 per share.  The amended note is payable on demand.  The Company will account for the amendment of the note as an extinguishment and reissuance of the debt because the amendment resulted in creating a conversion feature which did not exist in the original debt.  No loss was recognized on the extinguishment of the debt, because there was no difference in the present value of the expected cash flows.  The Company has determined that the conversion feature represents a beneficial conversion feature based on the difference between the conversion price and the market price of the stock on the date of the transaction.  As a result, the Company recorded a discount in the amount of $545,672 on August 1, 2010.  The discount was immediately amortized to interest expense on August 1, 2010 based on the fact that the note was due on demand.

On August 20, 2010, the lender converted principal in the amount of $50,000 into 5,000,000 shares of common stock.

On August 11, 2010, the Board of Directors appointed Tyson Rohde to serve as Chairman and Chief Executive Officer of the Company.  Mr. Rohde brings with him almost ten years of investment banking and business development experience, including fossil-fuel and alternative energy development.  Mr. Rohde holds a B.A. in Economics from the University of Texas. His consulting entity of which he is the sole owner, Keystone Capital Corporation, is receiving payment of $10,000 per month for his services rendered. He is not covered under an employment agreement and does not own any shares of the Company’s stock.

On August 11, 2010, the Board of Directors appointed Maurice Stone to serve as a Director on the Board of the Company. Mr. Stone will be a leading member of the Company’s business development efforts and brings with him over 27 years of extensive entrepreneurial and business management experience.  He is the Chairman of the prestigious Energy Committee of the National Black Chamber of Commerce.  Mr. Stone will not receive compensation for his services, although he is eligible for bonuses at the discretion of the Board of Directors.

Additionally, on August 11, 2010, Mr. Thomas Massey resigned as the Company’s Chairman and President to pursue other interests.  Mr. Massey’s departure was not the result of a disagreement with the Company.

On September 1, 2010, the Company signed an option agreement (the “Option Agreement”) with Yosion, a Chinese company.  Under the terms of the Option Agreement, the Company will have the right to conduct a due diligence review of Yosion and to file an application for and to prosecute, on behalf of Yosion, a U.S. Patent for Apple Peel 520 technology.  At all times, Yosion shall retain full ownership of this technology.  The Option Agreement has a term of 90 days.  The Company has agreed to pay Yosion the sum of $20,000 for these option rights.

Subsequent to the end of the period, the PPA signed on July 1, 2010 was amended to give the Company a 5% interest in the net income of the counterparty.  As consideration for this amendment, the Company made an additional payment of $10,000.

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

Organization and Basis of Presentation

Go Solar USA, Inc. is a development-stage company that was formed in Wyoming on June 12, 2007.  We are an emerging company working to provide leading edge alternative solar energy strategies focused on American invented and manufactured solutions.  We are working to commercialize next generation alternative solar energy technologies and related photovoltaic technologies to sell all over the world. At Go Solar USA, we believe solar energy is the optimal solution – it is reusable, it is clean and it is affordable.  Solar energy is clearly one of the leading alternative energy sources now and in the future.

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

Results of Operations

Six months ended July 31, 2010 compared to six months ended July 31, 2009

For the Period from Inception (June 12, 2007) to July 31, 2010, we have been in the development stage and therefore have not generated any revenues.  For the six months ended July 31, 2010, we incurred general and administrative expenses of $166,051 associated with the operations of the Company and the establishment of operations.  There were no such activities during the six months ended July 31, 2009.  Interest expense totaled $29,344 for the six months ended July 31, 2010 compared to $29,391 for the same period of 2009.  We recognized a loss on conversion of debt of $7,375,000 for the six months ended July 31, 2010.  We recognized a loss on the issuance of a stock payable for intangible assets of $120,000 for the six months ended July 31, 2010.

Three months ended July 31, 2010 compared to three months ended July 31, 2009

For the three months ended July 31, 2010, we incurred general and administrative expenses of $115,382 associated with the operations of the Company and the establishment of operations.  There were no such activities during the three months ended July 31, 2009.  Interest expense totaled $12,408 for the three months ended July 31, 2010 compared to $14,878 for the same period of 2009.    We recognized a loss on the issuance of a stock payable for intangible assets of $120,000 for the three months ended July 31, 2010.

Liquidity and Capital Resources

We incurred a net loss of $7,690,395 for the six months ended July 31, 2010, and had a working capital deficit of $711,744 as of July 31, 2010.  These conditions create an uncertainty as to the Company’s ability to continue as a going concern.

We anticipate that we will require approximately $350,000 to fund our operations for the following 12 months.  We continue to rely on advances from third parties to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurance that we will continue to have such advances available. We will not be able to continue operations without them.

COMMON STOCK
We are authorized to issue 500,000,000 shares of Common Stock, with a par value of $0.001. There are 22,700,000 shares of Common Stock issued and outstanding as of August 31, 2010. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

PREFERRED STOCK
We are authorized to issue 10,000,000 shares of Preferred Stock, with a par value of $0.001. There are no shares of Preferred Stock issued and outstanding as of August 31, 2010.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses;

1.
As of July 31, 2010, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of July 31, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2010, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Change In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A: RISK FACTORS

Our business involves a high degree of risk. The following risk factors should be considered carefully in addition to the other information contained in this Form 10-Q.

           We are an early stage company, our business is evolving and our business prospects are difficult to evaluate.

           We are an early stage company with very limited operating history.  We have limited operating history that you can rely on in connection with an investment decision.  Our prospects must be carefully considered in light of our history, our high capital costs, our exposure to commodity and power price fluctuations and the other risks, uncertainties and difficulties that are typically encountered by companies that are implementing new business models. Some of the principal risks and difficulties we expect to encounter include our ability to:

•	Raise substantial capital to finance our planned expansion, together with the losses we may incur in the development stage;

•	Develop new products at the cost and on the time-table we project. We may encounter unexpected technical challenges that may delay our implementation time line and/or increase our costs;

•	Develop, implement and maintain systems to ensure compliance with a variety of governmental and quasi-governmental rules, regulations and policies;

•	Adapt and successfully execute our rapidly evolving and inherently unpredictable business plan and respond to competitive developments and changing market conditions;

•	Attract, retain and motivate qualified personnel; and

Because of our lack of operating history and our early stage of development, we have limited insight into trends and conditions that may exist or might emerge and affect our business. There is no assurance that our business strategy will be successful or that we can or will successfully address these risks.

We have significant weaknesses in our system of internal controls that could subject us to regulatory scrutiny or impair investor confidence, which could adversely affect our business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to perform a comprehensive evaluation of their internal controls.  At present, our system of internal controls does not satisfy all applicable regulatory requirements.  Future efforts to bring our system of internal controls into compliance with Section 404 and related regulations will likely require the commitment of significant financial and managerial resources.  If we fail in that effort, we could be subject to regulatory scrutiny or suffer a loss of investor confidence, which could adversely affect our business.

We may engage in significant related party transactions with affiliates to raise capital that may give rise to conflicts of interest, result in significant losses to our company or otherwise impair investor confidence, which could adversely affect our business.

We may engage in significant related party transactions with affiliates of our company in order to provide the capital financing necessary to execute our business model.

We have been focused on the development of new technologies and, and as such, have not generated revenues since inception. Investing in the Company before it has generated revenues and earnings provides substantial risk to any investor.

Investments in pre-revenue companies are characterized by a high degree of risk. Investors should take caution when considering our lack of revenue, earnings, and lengthy product development cycle. Although we believe that our capital investments in product development will ultimately generate revenues and earnings for the Company, there can be no assurance that we will be able to do so.

We have limited assets that may be used to develop our products and execute our business plan. Our lack of assets may have an adverse impact on our ability to generate revenues and earnings.

We have limited financial and operational assets as well as limited long-term assets such as property, facilities and equipment to fully develop our products. We will need to raise additional capital to provide for a facility, purchase equipment and inventory, and fund the labor required to appropriately develop products in which we have made initial investments. Although we may not directly manufacture our products, the cost of outsourcing such manufacturing would take into account the aforementioned fixed and variable costs of production.  Our lack of assets and the costs of acquiring such assets may impair our ability to generate meaningful revenues and earnings which may result in the decline of our stock price.

Our common stock is trading at level whereby the enterprise value of the Company is substantially larger than the book value of the Company’s assets.  Should the company be unable to execute its business plan, investors should be aware that the market price of the stock may decline such that the market value and book value of the Company’s stock come into parity.

Because we are a development stage company without revenues or earnings, our future financial and operational performance is highly uncertain.  Absent substantial capital infusions, which may cause significant dilution to current stockholders, the Company may not be in a position to execute is business plan. Even if the Company is sufficiently capitalized, there is no assurance that we will exit the development stage and generate meaningful revenues and earnings.  Because our common stock is trading at a level whereby the enterprise value of the Company is substantially larger than the book value of the Company’s assets, investors may sustain losses should the market value of the Company’s stock and book value of the Company come into parity. Although we are confident that we will faithfully execute our business plan, there is no guarantee that we will be able to do so.

We have made, and expect to continue to make, investments in other companies for the development of new products which entitle us to a portion of that company’s future net income. The success of these investments depends on the ability of other companies to successfully develop, market, and sell new products; and generate revenues and earnings therefrom. The inability of Companies in which we invest to generate net income may adversely affect our financial performance and stock price.

There is no assurance that our investments in other companies will provide to be beneficial to us in the future. In order for us to receive revenues from our investments, companies in which we invest must generate net income. Since the businesses in which we have been working with to make investments are of similar development stage, they must also overcome many of the risk factors and uncertainties contained herein. The success of these investments depends on the ability of other companies to successfully develop, market, and sell new products; and generate revenues and earnings therefrom. The inability of Companies in which we invest to generate net income may adversely affect our financial performance and stock price.

           Our growth strategy may not be executed as planned which could adversely impact our financial condition and results of operations.

           There can be no assurance that our rapidly evolving and inherently unpredictable growth strategy will be successful.  For example, there can be no assurance that profit participation agreements that we have signed will materialize in generating revenue for the Company. Execution of our growth strategy, if achieved, may take longer than expected or cost more than expected. Our growth strategy is dependent upon many variables, including, but not limited to, market, legislative and regulatory dynamics. Any change to any of these dynamics could affect the execution our growth strategy, including causing management to change its strategy.

           We may incur substantial losses in the future as we expand our operations and invest in the development of new products.

           We will incur costs related to investing in new product development before we generate revenue from operations.  We will continue to incur costs during this development phase. The foregoing costs and expenses will likely give rise to substantial near-term operating losses and may prevent our company from achieving profitability for an extended period of time.  We expect to rely on equity and debt financing to fund our operating losses and other cash requirements until we are able to generate profits from operations.   If our net losses continue, we will experience negative cash flow, which will hamper current operations and prevent our company from expanding.  We may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future, which could require us to scale back or terminate our operations.

           We cannot predict the future availability of tax incentives and other governmental subsidies.

           Our business may benefit from a number of different government tax incentives and subsidies designed to encourage the development of alternative energy and reduce pollution.   If the Federal and/or State government decide to modify the subsidy regime in a way that significantly curtails the amount of available subsidies, the impact on our company could be substantial. While we believe the existing tax incentives and other governmental subsidies are not likely to change rapidly; there is no assurance that future incentives will be comparable with current incentives. The repeal or a material reduction of the tax incentives and other subsidies would materially impact our revenue and could force us to suspend or terminate operations.

           Introducing new products to the market is time consuming and expensive and may not ultimately result in an operating profit.

           The cost associated with the introduction of new technologies can be very high and new product lines often generate substantial losses for an extended period of time before making a meaningful contribution to administrative overhead. There is no assurance that any potential products from which we may generate revenue will be successfully developed, or that our marketing activities will be successful or profitable.  Even if we are ultimately successful, delays, additional expenses and other factors may significantly impair our potential profitability and there is no assurance that our company will ever generate revenues or an operating profit.

           We will be a small player in an intensely competitive industry and may be unable to compete.

           The solar power industry in the United States is large and intensely competitive. Many of our competitors have substantially more financial and operational resources than us. As a result of this competition, our efforts to commercialize any products currently under development may be preempted, rendered obsolete, or priced out of the market by our competitors.

           We may issue additional shares of common stock or derivative securities that will dilute the percentage ownership interest of our existing shareholders and may dilute the book value per share of our common stock and adversely affect the terms on which our company may obtain additional capital.

           Our authorized capital includes 500,000,000 shares of common stock.  The Board of Directors has the authority, without action by or vote of our shareholders, to issue all or part of the authorized shares of common and preferred stock for any corporate purpose, including for the conversion or retirement of debt. We are likely to seek additional equity capital in the future as we develop our business and expand our operations. Any issuance of additional shares of common stock or derivative securities will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock. Additionally, the exercise or conversion of derivative securities could adversely affect the terms on which our company can obtain additional capital. Holders of derivative securities are most likely to voluntarily exercise or convert their derivative securities when the exercise or conversion price is less than the market price for the underlying common stock. Holders of the securities will have the opportunity to profit from any rise in the market value of our common stock or any increase in our net worth without assuming the risks of ownership of the underlying shares of our common stock.

           We are unlikely to pay dividends for the foreseeable future.

           We have never declared or paid cash dividends and we do not expect to pay cash dividends in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of our business, we believe any future earnings will be retained to finance ongoing operations and the expansion of our business.

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

Go Solar USA, Inc.

By:	/s/ Tyson Rohde
Tyson Rohde
Chairman of the Board and CEO
(Principal Executive Officer and
Principal Accounting Officer)

Date:  September 15, 2010