Form 10-Q
period 2010-10-31
Go Solar USA, Inc.
filed 2010-12-13
CIK 1398522

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010

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

There were 35,200,000 shares of the registrant’s common stock issued and outstanding as November 30, 2010.

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

GO SOLAR USA, INC.

CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 – UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of October 31, 2010 and January 31, 2010 (Unaudited)	F-1

Consolidated Statements of Operations for the three months and nine months ended October 31, 2010 and 2009 and for the period from June 12, 2007 (date of inception) through October 31, 2010 (Unaudited)
F-2

Consolidated Statement of Changes in Stockholders’ Deficit for the period from June 12, 2007 (date of inception) through October 31, 2010 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the nine months ended October 31, 2010 and 2009 and for the period from June 12, 2007 (date of inception) through October 31, 2010 (Unaudited)	F-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	F-5 – F-9

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	2

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	4

ITEM 4T – CONTROLS AND PROCEDURES	4

PART 2 – OTHER INFORMATION	5

ITEM 1A – RISK FACTORS	5

ITEM 6 – EXHIBITS	9

GO SOLAR USA, INC

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 31, 2010	January 31, 2010
ASSETS
CURRENT ASSETS
Cash	$12,729	$200
Prepaid expenses	749	-
Total current assets	13,478	200

Intangible assets – patent rights, net of amortization of $22,500	427,500	-

TOTAL ASSETS	$440,978	$200

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$20,622	$-
Notes payable	604,290	500,200
Accrued interest	184,334	141,349
Total current liabilities	809,246	641,549

TOTAL LIABILITIES	809,246	641,549

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 35,200,000 and 15,000,000 shares issued and outstanding, respectively	35,200	15,000
Additional paid-in capital	8,205,472	(515,000)
Accumulated deficit from the development stage	(8,608,940)	(141,349)

TOTAL STOCKHOLDERS' DEFICIT	(368,268)	(641,349)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$440,978	$200

The accompanying notes are an integral part of these financial statements.

GO SOLAR USA, INC

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					Period from
	Three months ended October 31,		Nine months ended October 31,		Inception (June 12, 2007) through October 31,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-
Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expense	195,383	-	361,434	-	361,434
Amortization	22,500	-	22,500	-	22,500

Loss from operations	(217,883)	-	(383,934)	-	(383,934)

Other expense:
Loss on conversion of debt	-	-	(7,375,000)	-	(7,375,000)
Loss on issuance of stock payable for intangible asset	-	-	(120,000)	-	(120,000)
Interest expense	(559,313)	(15,248)	(588,657)	(44,639)	(730,006)

NET LOSS	$(777,196)	$(15,248)	$(8,467,591)	$(44,639)	$(8,608,940)

Net loss per share:
Basic and Diluted	$(0.03)	$(0.00)	$(0.37)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	29,189,130	15,000,000	22,690,476	15,000,000

The accompanying notes are an integral part of these financial statements.

GO SOLAR USA, INC

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
INCEPTION — June 12, 2007	-	$-	$-	$-	$-

Issuance of Founders Shares	15,000,000	15,000	(15,000)	-	-
Funds Distributed to Founders	-	-	(500,000)	-	(500,000)
Net Loss	-	-	-	(25,527)	(25,527)

BALANCE — January 31, 2008	15,000,000	15,000	(515,000)	(25,527)	(525,527)

Net loss	-	-	-	(55,030)	(55,030)
					.
BALANCE — January 31, 2009	15,000,000	15,000	(515,000)	(80,557)	(580,557)

Net loss	-	-	-	(60,792)	(60,792)
					.
BALANCE — January 31, 2010	15,000,000	15,000	(515,000)	(141,349)	(641,349)

Issuance of shares for -
Reorganization	2,100,000	2,100	(2,100)	-	-
Conversion of debt	17,500,000	17,500	7,607,500	-	7,625,000
Acquisition of intangible assets	600,000	600	569,400	-	570,000
Discount on amendment of note payable	-	-	545,672	-	545,672
Net loss	-	-	-	(8,467,591)	(8,467,591)
					.
BALANCE — October 31, 2010	35,200,000	$35,200	$8,205,472	$(8,608,940)	$(368,268)

The accompanying notes are an integral part of these financial statements.

GO SOLAR USA, INC

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period from Inception
	Nine months ended October 31,		(June 12, 2007) to
	2010	2009	October 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(8,467,591)	$(44,639)	$(8,608,940)

Loss on conversion of note payable into stock	7,375,000	-	7,375,000
Loss on issuance of stock payable for intangible asset	120,000	-	120,000
Amortization of discount on notes payable	545,672	-	545,672
Amortization of intangible assets	22,500	-	22,500
Changes in operating assets and liabilities:
Prepaid expenses	(749)	-	(749)
Accounts payable	20,622	-	20,622
Accrued interest on notes payable	42,985	44,639	184,334
NET CASH USED IN OPERATING ACTIVITIES	(341,561)	-	(341,561)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and advances	354,090	-	854,290
Funds distributed to founders	-	-	(500,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	354,090	-	354,290

NET INCREASE IN CASH	12,529	-	12,729

CASH, Beginning of Period	200	-	-

CASH, End of Period	$12,729	$-	$12,729

Noncash investing and financing transactions:
Issuance of stock for reorganization	$2,100	-	$2,100
Issuance of stock for conversion of debt	$250,000	-	$250,000
Issuance of stock payable for acquisition of intangible assets	$570,000	-	$570,000

The accompanying notes are an integral part of these financial statements.

GO SOLAR USA, INC.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010

NOTE 1 – DESCRIPTION OF COMPANY

In a Breeze Technologies, Inc. ("IBTI"), was incorporated in Wyoming on June 12, 2007. On November 30, 2009, IBTI changed its name to Go Solar USA, Inc. ("GUSA").  Since its inception, GUSA has focused on the development of solar powered products and consumer electronic devices. To date, GUSA has not generated revenues or earnings as a result of its activities.

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

At the closing of the Merger, each share of GUSA common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive 15 shares of our common stock. To the extent that there were fractional shares, such fractional shares have been rounded to the nearest whole share.  Accordingly, an aggregate of 15,000,000 shares of our common stock were issued to the holders of GUSA common stock.  The prior Fresca shareholders retained 2,100,000 shares of common stock

NOTE 2 – GOING CONCERN AND MANAGEMENT PLANS

The Company sustained a loss of $8,467,591 for the nine months ended October 31, 2010, and as of October 31, 2010, had an accumulated deficit of $8,608,940.  The Company has not generated positive cash flow from operations since inception and is not expected to generate positive cash flow from operations in the next twelve months.

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

In the long term, management believes that the Company’s projects and initiatives will be successful and will provide cash flow to the Company which will be used to finance the Company’s future growth.  However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability.  The Company’s long term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and the ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

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

If any such facts or circumstances exist, the carrying value of long-lived assets are evaluated to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the assets is greater than the estimated future cash flows, the assets are written down to the estimated fair value. The estimated fair value of the assets is based on a current market value of the assets. If a current market value is not readily available, a projected discounted cash flow method is applied using a discount rate determined by management to be commensurate with the risk inherent in the current business model. During the period from the acquisition of the patent on July 13, 2010 through October 31, 2010 and subsequent to the end of the period, we believe that there has been no indicator of impairment.

RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

The Company does not believe that the adoption of any recently adopted or recently enacted accounting pronouncements will have a material effect on its financial position, results of operations or disclosures.

NOTE 4 – PROFIT PARTICIPATION AGREEMENTS

On July 1, 2010, the Company signed a Profit Participation Agreement (“PPA”) with a third party.  Under the terms of the PPA, the Company agreed to make six monthly payments of $5,000 beginning in July 2010.  In return, the Company received a 5% interest in the counterparty’s net profits of technology sold for use with cell phones for a period of three years beginning nine months after the signing of the agreement.  The Company has determined that the PPA has no value based on the uncertainty of the counterparty earning a profit during the term of the agreement.  As a result, the Company is expensing the payments made each month.

On August 26, 2010, the PPA was amended to give the Company a 5% interest in the net income of the counterparty.  As consideration for this amendment, the Company made an additional payment of $10,000.

On September 1, 2010, the Company signed an option agreement (the “Option Agreement”) with Yosion, a Chinese company.  Under the terms of the Option Agreement, the Company had the right to conduct a due diligence review of Yosion and to file an application for and to prosecute, on behalf of Yosion, a U.S. Patent for Apple Peel 520 technology.  At all times, Yosion retained full ownership of this technology.  The Option Agreement had a term of 90 days.  The Company agreed to pay Yosion the sum of $20,000 for these option rights.

On October 14, 2010, we signed a Profit Participation Agreement (the “PPA”) with Yosion, a Chinese company. Under the terms of the PPA, we agreed to pay Yosion $5,000 per month for a term of six months in exchange for the right to receive 5% of the future net profits generated by Yosion.

NOTE 5 – INTANGIBLE ASSETS

On July 13, 2010, GUSA agreed to issue shares of common stock worth $450,000 to acquire certain intangible assets related to patent rights.  GUSA determined that it was required to issue 600,000 shares on the closing date, July 30, 2010.  On that date, the closing stock price was $0.75 per share.  For accounting purposes, the shares were valued at $570,000 ($0.95 per share) based on the market price of the stock on the date of the agreement.  GUSA has determined that the value of the intangible asset acquired is $450,000, which was the negotiated purchase price.  This amount has been recorded as an intangible asset on the balance sheet and is being amortized over the life of the underlying patent rights of five years.  The difference between the value of the stock of $570,000 and the value of the intangible asset of $450,000, has been recorded as a loss on issuance of stock payable for intangible asset in the amount of $120,000 in the statement of operations.  The shares were issued on August 5, 2010.  If GUSA fails to develop and market a commercial version of the technology within twelve months from the date of acquisition, all rights to the patent would revert to the sellers upon their return of the 600,000 shares of common stock.

For the nine months ended October 31, 2010, the Company realized amortization expense of $22,500.  The net carrying value of the intangible asset is $427,500 as of October 31, 2010.

NOTE 6 – NOTES PAYABLE TO STOCKHOLDERS

In July, 2007, the predecessor to GUSA signed a promissory note with a stockholder in the amount of $500,000.  This note has been extended for additional one-year terms on each anniversary date.  The note bears 10% interest, is payable on demand and has no collateral.  During the six months ended July 31, 2010 (prior to the amendment of the note as discussed below), the Company agreed to convert principal in the amount of $125,000 into 5,000,000 shares of common stock of the Company.  The shares were valued at $7,500,000 based on the market price of the stock on the date of the transaction.  As a result, the Company recognized a loss of $7,375,000 on the conversion of the debt.  The shares were issued on May 5, 2010.

On August 1, 2010, the Company and the lender entered into an amendment of the note payable to a stockholder in the principal amount of $375,000 to allow for the conversion of the note and all accrued interest into shares of common stock of the Company at a rate of $0.01 per share.  The amended note is payable on demand.  The Company accounted for the amendment of the note as an extinguishment and reissuance of the debt, because the amendment resulted in creating a conversion feature which did not exist in the original debt.  No loss was recognized on the extinguishment of the debt, because there was no difference in the present value of the expected cash flows.  The Company has determined that the conversion feature represents a beneficial conversion feature based on the difference between the conversion price and the market price of the stock on the date of the transaction.  As a result, the Company recorded a discount in the amount of $545,672 on August 1, 2010.  The discount was immediately amortized to interest expense on August 1, 2010 based on the fact that the note was due on demand.

On August 20, 2010, the lender converted principal in the amount of $50,000 into 5,000,000 shares of common stock.  On September 29, 2010, the lender converted principal in the amount of $75,000 into 7,500,000 shares of common stock.

As of October 31, 2010, the principal balance was $250,000 and accrued interest was $184,334.

NOTE 7 – ADVANCES FROM THIRD PARTIES

During the nine months ended October 31, 2010, the Company received net, non-interest bearing advances from certain third parties totaling $354,090.  The total amount due under these advances as of October 31, 2010 was $354,290.  These advances are not collateralized and are due on demand.  Interest was not imputed on these advances due to immateriality.

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

On July 13, 2010, GUSA agreed to issue shares of common stock worth $450,000 to acquire certain intangible assets related to patent rights.  GUSA determined that it was required to issue 600,000 shares on the closing date, July 30, 2010.  On that date, the closing stock price was $0.75 per share.  For accounting purposes, the shares were valued at $570,000 ($0.95 per share) based on the market price of the stock on the date of the agreement.  GUSA has determined that the value of the intangible asset acquired is $450,000, which was the negotiated purchase price.  This amount has been recorded as an intangible asset on the balance sheet and is being amortized over the life of the underlying patent rights of five years.  The difference between the value of the stock of $570,000 and the value of the intangible asset of $450,000 has been recorded as a loss on issuance of stock payable for intangible asset in the amount of $120,000 in the statement of operations.  The shares were issued on August 5, 2010.

On August 20, 2010, the lender converted principal in the amount of $50,000 into 5,000,000 shares of common stock.  On September 29, 2010, the lender converted principal in the amount of $75,000 into 7,500,000 shares of common stock.

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

Organization and Basis of Presentation

Go Solar USA, Inc. is a development-stage company that was formed in Wyoming on June 12, 2007.  We are an emerging company working to provide leading edge alternative solar energy strategies focused on consumer electronics and solar products.  We are working to commercialize next generation alternative solar energy technologies and related photovoltaic technologies to sell all over the world. At Go Solar USA, we believe solar energy is the optimal solution – it is reusable, it is clean and it is affordable.  Solar energy is clearly one of the leading alternative energy sources now and in the future.

The Company no longer believes its operations fall within its current SIC code of 6199 and is taking steps to amend the SIC code to reflect these changes.

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

If any such facts or circumstances exist, the carrying value of long-lived assets are evaluated to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the assets is greater than the estimated future cash flows, the assets are written down to the estimated fair value. The estimated fair value of the assets is based on a current market value of the assets. If a current market value is not readily available, a projected discounted cash flow method is applied using a discount rate determined by management to be commensurate with the risk inherent in the current business model. During the period from the acquisition of the patent on July 13, 2010 through October 31, 2010 and subsequent to the end of the period, we believe that there has been no indicator of impairment.

Results of Operations

Nine months ended October 31, 2010 compared to nine months ended October 31, 2009

For the Period from Inception (June 12, 2007) to October 31, 2010, we have been in the development stage and therefore have not generated any revenues.  For the nine months ended October 31, 2010, we incurred general and administrative expenses of $361,434 associated with the operations of the Company and the establishment of operations.  There were no such activities during the nine months ended October 31, 2009.  In addition, we incurred amortization of intangible assets of $22,500 during the nine months ended October 31, 2010 with no such expense in the same period of 2009.  Interest expense totaled $588,657 for the nine months ended October 31, 2010 compared to $44,639 for the same period of 2009.  Interest expense for the nine months ended October 31, 2010 includes the amortization of a discount on a note payable in the amount of $545,672.  We recognized a loss on conversion of debt of $7,375,000 for the nine months ended October 31, 2010.  We recognized a loss on the issuance of a stock payable for intangible assets of $120,000 for the nine months ended October 31, 2010.  For the nine months ended October 31, 2010 and 2009, we recognized a net loss of $8,467,591 and $44,639, respectively. The primary reason for the increase in the net loss was due to the loss on conversion of debt of $7,375,000.

Three months ended October 31, 2010 compared to three months ended October 31, 2009

For the three months ended October 31, 2010, we incurred general and administrative expenses of $195,383 associated with the operations of the Company and $22,500 of amortization of intangible assets.  There were no such activities during the three months ended October 31, 2009.  Interest expense totaled $559,313 for the three months ended October 31, 2010 compared to $15,248 for the same period of 2009.  Interest expense for the three months ended October 31, 2010 includes the amortization of a discount on a note payable in the amount of $545,672.  For the three months ended October 31, 2010 and 2009, we recognized a net loss of $777,196 and $15,248, respectively. The primary reason for the increase in net loss was due to a $195,383 loss from operations and an increase in interest expense of $544,065.

Liquidity and Capital Resources

We incurred a net loss of $8,467,591 for the nine months ended October 31, 2010, and had a working capital deficit of $795,768 as of October 31, 2010.  These conditions create uncertainty as to the Company’s ability to continue as a going concern.

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

COMMON STOCK
We are authorized to issue 500,000,000 shares of Common Stock, with a par value of $0.001. There are 35,200,000 shares of Common Stock issued and outstanding as of November 30, 2010. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

PREFERRED STOCK
We are authorized to issue 10,000,000 shares of Preferred Stock, with a par value of $0.001. There are no shares of Preferred Stock issued and outstanding as of November 30, 2010.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses;

1.
As of October 31, 2010, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of October 31, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2010, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Change In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A: RISK FACTORS

Our business involves a high degree of risk. The following risk factors should be considered carefully in addition to the other information contained in this Form 10-Q.

We are an early stage company, our business is evolving and our business prospects are difficult to evaluate.

We are an early stage company with very limited operating history.  We have limited operating history that you can rely on in connection with an investment decision.  Our prospects must be carefully considered in light of our history, our high capital costs, our exposure to operating losses and the other risks, uncertainties and difficulties that are typically encountered by companies that are implementing new business models. Some of the principal risks and difficulties we expect to encounter include our ability to:

•	Raise substantial capital to finance our planned expansion, together with the losses we may incur in the development stage;

•	Develop new products at the cost and on the time-table we project. We may encounter unexpected technical and legal challenges that may delay our implementation time line and/or increase our costs;

•	Develop, implement and maintain systems to ensure compliance with a variety of governmental and quasi-governmental rules, regulations and policies;

•	Adapt and successfully execute our rapidly evolving and inherently unpredictable business plan and respond to competitive developments and changing market conditions;

•	Attract, retain and motivate qualified personnel; and

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

There is no assurance that our investments in other companies will be beneficial to us in the future. In order for us to receive revenues from our investments, companies in which we invest must generate net income. Since the businesses in which we have been working with to make investments are of similar development stage, they must also overcome many of the risk factors and uncertainties contained herein. The success of these investments depends on the ability of other companies to successfully develop, market, and sell new products; and generate revenues and earnings therefrom. The inability of Companies in which we invest to generate net income may adversely affect our financial performance and stock price.

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

We may encounter legal actions related to intellectual property rights that could adversely affect our financial and operational performance, and cause our stock price to decline.

We may unknowingly infringe or be perceived to have infringed on our competitors’ intellectual property rights, which may result in legal actions against us.  Such actions could potentially impair our ability to market, distribute and sell certain products that we develop or distribute.  Our competitors have significantly greater financial and legal resources to defend their intellectual property. Defending legal actions related to intellectual property rights could be very costly and could adversely affect our ability to execute our business plan and future financial performance.

Products that we are developing and/or distributing may be subject to certification and approval from regulatory agencies such as the Federal Communications Commission.

Products that we are developing or distributing may be subject to testing and certification from certain regulatory agencies including the Federal Communications Commission. Should our products, or products that we intend to distribute, fail meet regulatory standards and attain such certifications, our ability to market, distribute and sell such products could be impaired. Attainment of FCC certifications can be costly and may lead to substantially longer product development timelines or prevent new products from coming to market entirely. Should we fail to attain FCC or other regulatory certifications, our financial and operational performance could be adversely affected and our stock price could decline.

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

Date:  December 10, 2010