Form 10-Q/A
period 2010-10-31
Go Solar USA, Inc.
filed 2010-12-23
CIK 1398522

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

There were 45,200,000 shares of the registrant’s common stock issued and outstanding as November 30, 2010.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No ☑

Explanatory Note

This Form 10-Q/A (Amendment No.1) is being filed by Go Solar USA, Inc. (the “Company”) to amend the Company’s Form 10-Q for the quarter ended October 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on December 13, 2010 (“Initial 10-Q”).  This Form 10-Q/A (Amendment No.1) is filed to amend the Initial 10-Q to add additional disclosures omitted from the Initial 10-Q.  As originally filed, the footnotes to the financial statements for the quarter ended October 31, 2010 excluded the disclosure of a subsequent event.  Note 9 has been added to the footnotes to the financial statements in order to properly disclose a subsequent event which had occurred prior to the issuance of the Initial 10-Q..

This Form 10−Q/A (Amendment No.1) does not reflect events occurring after the filing of the Initial 10-Q on December 13, 2010, and no other information in the Initial 10-Q is amended hereby. Other events or circumstances occurring after the date of the Initial 10-Q or other disclosures necessary to reflect subsequent events have not been updated subsequent to the date of the Initial 10-Q. Accordingly, this Form 10−Q/A (Amendment No.1) should be read in conjunction with the Initial 10-Q and our filings with the SEC subsequent to the filing of the Initial 10−Q.

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

NOTE 9 – SUBSEQUENT EVENTS

On November 12, 2010, five holders of the notes payable elected to convert notes in the amount of $20,000 each into 2,000,000 shares of common stock for each holder.  This resulted in a conversion in the total amount of $100,000 of principal into a total of 10,000,000 shares of common stock.

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

Date:  December 22, 2010