Form 10-K
period 2011-01-31
Go Solar USA, Inc.
filed 2011-05-02
CIK 1398522

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2011

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to _________

Commission File Number 333-145882

Go Solar USA, Inc.

(Exact name of registrant as specified in its charter)

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

Common stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, ever Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price on July 31, 2010, as reported by the Over the Counter Bulletin Board was approximately $5,325,000.  Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 65,425,890 shares of the registrant’s common stock issued and outstanding as April 29, 2011.

IMPORTANT INFORMATION REGARDING THIS FORM 10-K

Unless otherwise indicated, references to “we,” “us,” “our,” the “Company,” and “Go Solar” in this Annual Report on Form 10-K refer to Go Solar USA, Inc.

Readers should consider the following information as they review this Annual Report:

Forward-Looking Statements

The statements contained or incorporated by reference in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements.  Forward-looking statements include any statement that may project, indicate or imply future results, events, performance or achievements.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expect,” “may,” “will,” “should,” “intend,” “plan,” “could,” “estimate” or “anticipate” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements.  Forward-looking statements included in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K and are not guarantees of future performance.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to have been incorrect.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Annual Report on Form 10-K, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

GO SOLAR USA, INC.
CONTENTS

PART I	1

Item 1. Business.	1
Item 1A. Risk Factors.	3
Item 1B. Unresolved Staff Comments.	7
Item 2. Properties	7
Item 3. Legal Proceedings	7
Item 4. (Removed and Reserved).	7

PART II	8

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	8
Item 6. Selected Financial Data.	10
Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.	10
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.	12
Item 8. Financial Statements and Supplementary Data	13

Report of Independent Registered Public Accounting Firm	13
Consolidated Balance Sheets as of January 31, 2011 and 2010	14
Consolidated Statements of Operations for the years ended January 31, 2011 and 2010 and for the period from June 12, 2007 (date of inception) through January 31, 2011	15
Consolidated Statement of Changes in Stockholders’ Deficit for the period from June 12, 2007 (date of inception) through January 31, 2011	16
Consolidated Statements of Cash Flows for the years ended January 31, 2011 and 2010 and for the period from June 12, 2007 (date of inception) through January 31, 2011	17
Notes to Consolidated Financial Statements	18

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	27
Item 9A. Controls and Procedures.	27
Item 9B. Other Information.	28

PART III	28

Item 10. Directors, Executive Officers and Corporate Governance.	28
Item 11. Executive Compensation.	30
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	32
Item 13. Certain Relationships and Related Transactions, and Director Independence.	33
Item 14. Principal Accounting Fees and Services.	33

PART IV.	34

Item 15. Exhibits, Financial Statement Schedules.	34

Signatures	34

PART I

ITEM 1. BUSINESS

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

Company History

In a Breeze Technologies, Inc. ("IBTI"), was incorporated in Wyoming on June 12, 2007. On November 30, 2009, IBTI changed its name to Go Solar USA, Inc. ("GUSA").  Since its inception, GUSA has focused on the development of solar powered products and consumer electronic devices. To date, GUSA has not generated revenues or earnings as a result of its activities.

On February 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FRESCA WORLDWIDE TRADING, CORP., a Nevada corporation (“Fresca”). Upon closing of the transaction contemplated under the Merger Agreement (the “Merger”), GUSA merged with and into Fresca.  As a result of the merger, Fresca was the surviving entity and immediately changed its name to Go Solar USA, Inc. after February 10, 2010.

In July, 2010, the Company acquired 100% of the ownership interest of Solar Investments, LLC, a Wyoming Limited Liability Corporation. On July 13, 2010, Solar Investments, LLC purchased patent rights for the solar forced air furnace. Solar Investments, LLC is classified as a wholly-owned subsidiary of Go Solar USA, LLC and does not have any material operations separate from Go Solar USA.

Business Development Activities

The Company does not currently sell any products or services, and has been developing several products over the past year. Our business model is to align ourselves with other companies and invest in the development of emerging solar and electronics technologies. We have entered into Profit Participation Agreements (“PPAs”) and invested in PREE Corporation, Yosion Technologies, Inc. and Xiamen Solar Electronics. An overview of our investments and the status of the development of our principal products are described below:

PREE Corporation
PREE Corporation (“PREE”) is developing a wireless charger called The PREEcharge. The device is a protective skin that utilizes new technology to harvest power from wireless radio-frequency (RF) signals, including those used by wireless local area networks (WLANs), code division multiple access (“CDMA”) transmissions (cell phone transmissions), Bluetooth (r) devices, and more. Once collected, the PREEcharge can apply this energy to portable devices such as smartphones and tablet computers in order to increase battery life.  PREE’s advanced circuit board prototype includes a new antenna configuration designed to capture and convert wireless energy more efficiently.  The PREEcharge also features solar cells to help supplement the power needs of mobile electronics.

On July 1, 2010, we signed a PPA with PREE whereby we agreed to make six payments of $5,000 in exchange for a 5% participation in the future net profits derived from the PREEcharge and other cell phone devices. On August 26, 2010, we provided additional funding to PREE in the amount of $10,000 for the development of the PREEcharge technology with the Apple iPad and to provide additional working capital to PREE. In exchange for this funding, PREE agreed to amend the prior PPA such that we would be entitled to 5% of the net income of PREE as opposed to the net profits from only the business segment for cell phone devices. Due to the uncertainty of future profits and cash flows potentially due to us from PREE, we expensed all payments made pursuant to the PPA. We have no further obligations under this PPA.

PREE has developed several prototypes and has demonstrated the usefulness of its technology. PREE has been working to raise capital and commercialize the PREEcharge as well as develop other new products. PREE filed a provisional patent application in October of 2010, and it is working toward issuance. In January of 2011, we entered negotiations with PREE for a licensing agreement that would provide us with exclusive distribution rights of the PREE Charge in China; however, we were unable to come to a final agreement. We currently have a 5% interest in the future net income of PREE Corporation.

Yosion Technologies, Inc.
Yosion Technologies, Inc., a Chinese company (“Yosion”) has been developing a wireless iPod accessory called the Apple Peel 520. The device is a sleeve that slips over Apple’s iPod Touch media player and adds the ability to make voice calls and send text messages, mimicking the functionality of the more expensive iPhone. The device interfaces electronically with the Touch, turning the powerful media player into a cutting-edge smartphone.  In addition to Yosion’s Apple Peel 520 for the iPod, we funded the development of Yosion’s Apple Peel 520 to be used with Apple’s iPad and other tablet computer devices.

On October 14, 2010, we signed a PPA with Yosion.  Under the terms of the PPA, we agreed to pay Yosion $5,000 per month for a term of six months in exchange for the right to receive 5% of the future net profits generated by Yosion. We made three payments of $5,000 under this PPA, and under the contract we owe three additional payments of $5,000. In addition on October 14, 2010, we signed a Distribution Agreement (the “Distribution Agreement”) with Yosion.  Under the terms of the Distribution Agreement, we were granted the exclusive right to promote, distribute and sell the Apple Peel 520 in North America for a period of three years.

In October 2010, we filed an application with the United States Patent and Trademark Office to trademark the name “ApplePeel 520”. As of the date of this filing, the trademark has not been issued. We maintain exclusive North American distribution rights as set forth in the Distribution Agreement. Due to the uncertainty of future profits and cash flows potentially due to us from Yosion, we expensed all payments made pursuant to the PPA. We continue to work to develop Yosion products for release in North America.

Xiamen Solar Electronics (“XSE”)
XSE is developing a solar cell phone battery pack and charger called the Volt Solar Charger. The device is an external battery pack that attaches to the iPhone and extends its battery life using a top-of-the-line, built-in solar panel. The Volt Solar Charger is capable of harvesting solar energy to charge all versions of the Apple iPhone with the same device. By capturing free, renewable solar power, the Volt recharges the iPhone’s battery first before charging its own internal battery, nearly doubling the smartphone’s talk time.

On January 5, 2011, we entered into a PPA with XSE to provide funding up to $66,000 in exchange for 5% of the future net profits generated by XSE. Under this agreement, XSE also granted us exclusive distribution rights for the Volt Solar Charger in North America. We have funded $33,000 to XSE and have vested in the pro-rata portion (2.5%) of the future net profits of XSE. Due to the uncertainty of future profits and cash flows potentially due to us from XSE, we expensed all payments made pursuant to the PPA. Under this agreement we have the obligation to pay certain royalties to XSE. We continue to work to develop the Volt Solar Charger to bring it to the U.S. market.

In February 2011, we filed an application with the United States Patent and Trademark Office to patent the Volt Solar Charger. The application is being processed and a patent has not been issued. The Volt Solar Chargers are currently in production in Shenzhen, China. XSE applied for and received the CE certification (denoting compliance with the consumer safety requirements of the various European Union countries), and to the best of our knowledge, this product complies with all government rules and regulations. We are working to introduce the Volt Solar Charger to the North American market and to further develop the technology for use with other products.

Solar Powered Furnace
In July 2010, we acquired the rights to certain technology for a solar forced air furnace, patent pending. We believe this new technology could provide a practical method of delivering forced air heat to homes in cold climates using solar energy. The solar forced air furnace is expected to be used as a stand-alone forced air heating system or in conjunction with an existing forced air furnace. The system is anticipated to provide hot air to heat commercial or residential spaces needing heat during cold weather. The device is designed to collect energy from the sun, concentrate it into heat and transfer that heat to a moving air stream which is circulated into various spaces. Under our agreement with the inventors, a 10% royalty payment will be paid on gross sales from the furnace.

In August 2010, we conducted initial tests on prototype equipment and confirmed that the solar forced air furnace system was generating substantial amounts of heat. Commercialization of this project is highly capital intensive and we will require additional financing to fully implement this technology. Although availability to capital is unusually scarce, we remain committed to this project and are striving to further develop this proprietary technology.

ITEM 1A.  RISK FACTORS.

Our business involves a high degree of risk. The following risk factors should be considered carefully in addition to the other information contained in this Form 10-K.

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

We may engage in significant related party transactions with affiliates to raise capital that may give rise to conflicts of interest, result in significant losses to the Company or otherwise impair investor confidence, which could adversely affect our business.

We may engage in significant related party transactions with affiliates of the Company in order to provide the capital financing necessary to execute our business model.

We have been focused on the development of new technologies and, as such, have not generated revenues since inception. Investing in the Company before it has generated revenues and earnings provides substantial risk to any investor.

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

We will incur costs related to investing in new product development before we generate revenue from operations. We will continue to incur costs during this development phase. The foregoing costs and expenses will likely give rise to substantial near-term operating losses and may prevent the Company from achieving profitability for an extended period of time. We expect to rely on equity and debt financing to fund our operating losses and other cash requirements until we are able to generate profits from operations. If our net losses continue, we will experience negative cash flow, which will hamper current operations and prevent the Company from expanding. We may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future, which could require us to scale back or terminate our operations.

We cannot predict the future availability of tax incentives and other governmental subsidies.

Our business may benefit from a number of different government tax incentives and subsidies designed to encourage the development of alternative energy and reduce pollution. If federal and/or state governments decide to modify the subsidy regime in a way that significantly curtails the amount of available subsidies, the impact on the Company could be substantial. While we believe the existing tax incentives and other governmental subsidies are not likely to change rapidly; there is no assurance that future incentives will be comparable with current incentives. The repeal or a material reduction of the tax incentives and other subsidies would materially impact our revenue and could force us to suspend or terminate operations.

Introducing new products to the market is time consuming and expensive and may not ultimately result in an operating profit.

The cost associated with the introduction of new technologies can be very high and new product lines often generate substantial losses for an extended period of time before making a meaningful contribution to administrative overhead. There is no assurance that any potential products from which we may generate revenue will be successfully developed, or that our marketing activities will be successful or profitable. Even if we are ultimately successful, delays, additional expenses and other factors may significantly impair our potential profitability and there is no assurance that the Company will ever generate revenues or an operating profit.

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

We may unknowingly infringe or be perceived to have infringed on our competitors’ intellectual property rights, which may result in legal actions against us. Conversely, other companies could infringe upon our intellectual property and begin commercializing our products and technology, which could cause us harm. Such actions could potentially impair our ability to market, distribute and sell certain products that we develop or distribute. Our competitors have significantly greater financial and legal resources to defend their intellectual property. Defending legal actions related to intellectual property rights could be very costly and could adversely affect our ability to execute our business plan and future financial performance.

Products that we are developing and/or distributing may be subject to certification and approval from regulatory agencies such as the Federal Communications Commission.

Products that we are developing or distributing may be subject to testing and certification from certain regulatory agencies including the Federal Communications Commission. Should our products, or products that we intend to distribute, fail to meet regulatory standards and attain such certifications, our ability to market, distribute and sell such products could be impaired. Attainment of FCC certifications can be costly and may lead to substantially longer product development timelines or prevent new products from coming to market entirely. Should we fail to attain FCC or other regulatory certifications, our financial and operational performance could be adversely affected and our stock price could decline.

We may issue additional shares of common stock or derivative securities that will dilute the percentage ownership interest of our existing shareholders and may dilute the book value per share of our common stock and adversely affect the terms on which the Company may obtain additional capital.

Our authorized capital includes 500,000,000 shares of common stock. The Board of Directors has the authority, without action by or vote of our shareholders, to issue all or part of the authorized shares of common and preferred stock for any corporate purpose, including for the conversion or retirement of debt. We are likely to seek additional equity capital in the future as we develop our business and expand our operations. Any issuance of additional shares of common stock or derivative securities, such as convertible promissory notes, will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock. Additionally, the exercise or conversion of derivative securities could adversely affect the terms on which the Company can obtain additional capital. Holders of derivative securities are most likely to voluntarily exercise or convert their derivative securities when the exercise or conversion price is less than the market price for the underlying common stock. Holders of derivative securities will have the opportunity to profit from any rise in the market value of our common stock or any increase in our net worth without assuming the risks of ownership of the underlying shares of our common stock.

We are unlikely to pay dividends for the foreseeable future.

We have never declared or paid cash dividends and we do not expect to pay cash dividends in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of our business, we believe any future earnings will be retained to finance ongoing operations and the expansion of our business.

Key management personnel may leave the company which could adversely affect the ability of the company to continue its development.

Because we are almost entirely dependent on the efforts of our Chairman and CEO, his departure or the loss of other key personnel in the future, could have a material adverse effect on our business. We do not maintain key man life insurance on any of our officers or directors.

If the Company is dissolved, it is unlikely that there will be sufficient assets remaining to distribute to our shareholders.

In the event of the dissolution of the Company, the proceeds realized from the liquidation of our assets, if any, will be used primarily to pay the claims of our creditors, if any, before there can be any distribution to the shareholders. In that case, the ability of equity investors to recover all or any portion of their investment will depend on the amount of funds realized and the claims to be satisfied therefrom.

If we are forced to incur unanticipated costs or expenses, we may have to suspend or cease our activities entirely which could result in a total loss of your investment.

Because we are a small business, with limited assets, we are not in a position to bear unanticipated costs and expenses. If we have to make changes in our structure or are faced with circumstances that are beyond our ability to afford, we may have to suspend or cease our activities entirely which could result in a total loss of your investment.

Competitors may enter our sector with superior products and impede or prevent our ability to effectively market and sell our products.

We have identified consumer demand in several markets for the products that we are developing. The markets for consumer electronics and other solar products are new and there are many emerging companies competing for market share. These companies, along with several established companies in the markets for our products, may be better capitalized than us, and therefore, able to take advantage of business opportunities that we cannot. In the event that competitors enter our sector with superior products, our ability to capture and retain market share may be adversely affected and may negatively affect your investment.

Our Chairman and CEO has substantial control over business decisions. Investors may find that his decisions are contrary to their interests. You should not invest in the Company unless you are willing to entrust all aspects of management to our Chairman and CEO, or his successors.

Our Chairman and CEO, has the ability to make most business decisions without the approval from shareholders. You should carefully consider this when evaluating our business and understand that his authority provides him with ample latitude to operate our business.

There is substantial uncertainty about our ability to continue as a going concern.

In their audit report included in this annual report, our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We do not have revenues or profits and continue to require substantial capital to develop and sell our products. Because our activities have been financed with cash advances from a limited number of investors, we have a concentration of sources of funding. Failure to receive advances from our investors, or to replace that funding with new investment capital, may require us to suspend or cease our activities altogether which could result in the loss of your investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Executive Offices

Our executive offices are located at 201 St. Charles Avenue, Suite 2500, New Orleans, Louisiana 70170.  We rent office space on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began trading on the "Over the Counter" Markets ("OTC") under the symbol “FRSC” in July 2008.  On February 10, 2010, our wholly-owned subsidiary, Go Solar USA, Inc., a Wyoming corporation, was merged into and with the Company.  In connection with the merger, the Company’s name was changed from “Fresca Worldwide Trading Corp.” to “Go Solar USA, Inc.”  The trading symbol was changed and it is currently traded on the OTCQB (operated by OTC Markets Group, Inc.) under the symbol “GSLO”.  The following table sets forth, for the respective periods indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC Markets Group.

	High	Low
Fiscal Year Ended January 31, 2011
First Quarter	$1.75	$0.45
Second Quarter	$2.25	$0.71
Third Quarter	$1.23	$0.15
Fourth Quarter	$0.80	$0.19

Fiscal Year Ended January 31, 2010
First Quarter	$1.01	$0.30
Second Quarter	$1.01	$0.40
Third Quarter	$0.45	$0.05
Fourth Quarter	$0.60	$0.26

Common Stock

We are authorized to issue 500,000,000 shares of common stock, with a par value of $0.001. The closing price of our common stock on April 29, 2011, as quoted by the OTC was $0.24.  There are 65,425,890 shares of common stock issued and outstanding as of April 29, 2011. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

Record Holders

As of April 29, 2011, there were approximately 450 holders of record of our common stock.

Dividends on Common Stock

Since inception, no dividends have been paid on our common stock. We have incurred losses since inception. However, should we become profitable, we intend to retain any earnings for use in our business activities. Therefore, it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of January 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	—

Recent Sales of Unregistered Securities

In the three years preceding the filing of this Form 10-K, we have issued and/or sold the following securities that were not registered under the Securities Act.

Convertible Notes
In July 2007, the predecessor to GUSA signed a promissory note with a stockholder in the amount of $500,000.  The note bears 10% interest, is payable on demand and has no collateral.  During the six months ended July 31, 2010 (prior to the amendment of the note as discussed below), the Company agreed to convert principal in the amount of $125,000 into 5,000,000 shares of common stock of the Company.

On August 1, 2010, the Company and the lender entered into an amendment of the note payable to a stockholder in the principal amount of $375,000 to allow for the conversion of the note and all accrued interest into shares of common stock of the Company at a rate of $0.01 per share. The amended note is payable on demand.

On August 20, 2010, the lender converted principal in the amount of $50,000 into 5,000,000 shares of common stock.  On September 29, 2010, the lender converted principal in the amount of $75,000 into 7,500,000 shares of common stock.  On November 12, 2010, five holders of the notes payable elected to convert notes in the amount of $20,000 each into 2,000,000 shares of common stock for each holder.  This resulted in a conversion in the total amount of $100,000 of principal into a total of 10,000,000 shares of common stock.  On December 20, 2010, the lender converted principal in the amount of $50,000 into 5,000,000 shares of common stock.

The issuance of the $500,000 note in July 2010, the amended note in August 2010, and the underlying common stock into which the notes were converted, were exempt from the registration requirements of the Securities Act under Regulation D and Section 4(2) of the Securities Act due to the fact that they did not involve a public offering of securities. No underwriters were used in the offering, and there were no underwriting discounts or commissions. The issuances were made to accredited investors.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Results of Operations and Going Concern

We incurred a net loss of $9,113,385 for the year ended January 31, 2011, and had a working capital deficit of $864,062 as of January 31, 2011.  We have incurred losses of $9,254,734 since inception and do not anticipate having positive net income in the immediate future.  Net cash used by operations for the year ended January 31, 2011 was $547,378.  These conditions create an uncertainty as to our ability to continue as a going concern.

We continue to rely on advances to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurance that we will continue to have such advances available. We will not be able to continue operations without them. We are pursuing alternate sources of financing.

Results of Operations for the year ended January 31, 2011 compared to the year ended January 31, 2010

For the Period from Inception (June 12, 2007) to January 31, 2011, we have been in the development stage and therefore have not generated any revenues.  For the year ended January 31, 2011, we incurred general and administrative expenses of $568,869 associated with the operations of the Company and the establishment of operations.

There was no general and administrative expense during the year ended January 31, 2010.  In addition, we incurred amortization of intangible assets of $45,000 and impairment of intangible assets of $405,000 during the year ended January 31, 2011 with no such expenses in the same period of 2010.  Interest expense totaled $599,516 for the year ended January 31, 2011 compared to $60,792 for the same period of 2010.  Interest expense for the year ended January 31, 2011 includes the amortization of a discount on a note payable in the amount of $545,672.

We recognized a loss on conversion of debt of $7,375,000 for the year ended January 31, 2011.  We recognized a loss on the issuance of a stock payable for intangible assets of $120,000 for the year ended January 31, 2011.  For the years ended January 31, 2011 and 2010, we recognized a net loss of $9,113,385 and $60,792, respectively. The primary reasons for the increase in the net loss were due to the loss on conversion of debt of $7,375,000, the increase in general and administrative expenses and the increase in interest expense.

Liquidity and Capital Resources

Net cash used by operating activities was $547,378 for the year ended January 31, 2011.

We anticipate that we will require approximately $600,000 to fund our operations for the following 12 months.  We continue to rely on advances from third parties to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurance that we will continue to have such advances available. We will not be able to continue operations without them.

We do not have any material commitments for capital expenditures. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financings in addition to what is required to fund our present operations.

Additional Financing

Additional financing is required to continue operations. Although actively searching for available capital, the Company does not have any current arrangements for additional outside sources of financing and cannot provide any assurance that such financing will be available.

Off Balance Sheet Arrangements

We entered into three Profit Participation Agreements (“PPA”) over the last 12 months. The nature, importance, expected revenues, cash flows, and continuing obligations are outlined below:

PREE Corporation. On July 1, 2010, we signed a PPA with PREE Corporation (“PREE”) whereby we agreed to make six payments of $5,000 in exchange for a 5% participation in the future net profits derived from the PREEcharge and other cell phone devices. On August 26, 2010, we provided additional funding to PREE in the amount of $10,000 for the development of the PREEcharge technology with the Apple iPad and to provide additional working capital to PREE. In exchange for this funding, PREE agreed to amend the prior PPA such that we would be entitled to 5% of the net income of PREE as opposed to the net profits from only the business segment for cell phone devices. Due to the uncertainty of future profits and cash flows potentially due to us from PREE, we expensed all payments made pursuant to the PPA. We have no further obligations under this PPA.

Yosion Technologies, Inc. On October 14, 2010, we signed a PPA with Yosion Technologies, a Chinese company (“Yosion”).  Under the terms of the PPA, we agreed to pay Yosion $5,000 per month for a term of six months in exchange for the right to receive 5% of the future net profits generated by Yosion. In addition on October 14, 2010, we signed a distribution agreement (the “Distribution Agreement”) with Yosion.  Under the terms of the Distribution Agreement, we were granted the exclusive right to promote, distribute and sell the ApplePeel 520 in North America for a period of three years. We made three payments of $5,000 under this PPA, and under the contract we owe three additional payments of $5,000. We maintain exclusive North American distribution rights as set forth in the Distribution Agreement. Due to the uncertainty of future profits and cash flows potentially due to us from Yosion, we expensed all payments made pursuant to the PPA. We continue to work to develop Yosion products for release in North America.

Xiamen Solar Electronics (“XSE”). On January 5, 2011 we entered into a PPA with XSE to provide funding up to $66,000 in exchange for 5% of the future net profits generated by XSE. Under this Agreement, XSE also granted us exclusive distribution rights for the Volt Solar Charger in North America. We have funded $33,000 to XSE and have vested in the pro-rata portion (2.5%) of the future net profits of XSE. Due to the uncertainty of future profits and cash flows potentially due to us from XSE, we expensed all payments made pursuant to the PPA. We have no further obligations under this PPA. We continue to work to develop the Volt Solar Charger to bring it to the U.S. market.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
GO SOLAR USA, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of GO SOLAR USA, Inc., (a development stage company) as of January 31, 2011 and 2010 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended and for the period from June 12, 2007 (inception) through January 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GO SOLAR USA, Inc., as of January 31, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated positive cash flow from operations since inception and is not expected to generate positive cash flow in the next twelve months, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 29, 2011

GO SOLAR USA, INC

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$19,662	$200
Prepaid assets	3,750	-
Total current assets	23,412	200

Intangible assets – patent rights, net of amortization of $45,000 and net of impairment of $405,000	-	-

TOTAL ASSETS	$23,412	$200

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$25,242	$-
Advances payable	567,040	-
Notes payable	100,000	500,200
Accrued interest	195,192	141,349
Total current liabilities	887,474	641,549

TOTAL LIABILITIES	887,474	641,549

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 50,200,000 and 15,000,000 shares issued and outstanding, respectively	50,200	15,000
Additional paid-in capital	8,340,472	(515,000)
Accumulated deficit from the development stage	(9,254,734)	(141,349)

TOTAL STOCKHOLDERS' DEFICIT	(864,062)	(641,349)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$23,412	$200

The accompanying notes are an integral part of these financial statements.

GO SOLAR USA, INC

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
	Year ended January 31,		Inception (June 12, 2007) through January 31,
	2011	2010	2011

Revenue	$-	$-	$-
Cost of revenue	-	-	-

Gross profit	-	-	-

General and administrative expense	568,869	-	568,869
Amortization	45,000	-	45,000

Loss from operations	(613,869)	-	(613,869)

Other expense:
Loss on conversion of debt	(7,375,000)	-	(7,375,000)
Loss on issuance of stock for intangible asset	(120,000)	-	(120,000)
Impairment of intangible assets	(405,000)	-	(405,000)
Interest expense	(599,516)	(60,792)	(740,865)

NET LOSS	$(9,113,385)	$(60,792)	$(9,254,734)

Net loss per share:
Basic and Diluted	$(0.32)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	28,281,918	15,000,000

The accompanying notes are an integral part of these financial statements.

GO SOLAR USA, INC

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
INCEPTION — June 12, 2007	-	$-	$-	$-	$-

Issuance of Founders Shares	15,000,000	15,000	(15,000)	-	-
Funds Distributed to Founders	-	-	(500,000)	-	(500,000)
Net Loss	-	-	-	(25,527)	(25,527)

BALANCE — January 31, 2008	15,000,000	15,000	(515,000)	(25,527)	(525,527)

Net loss	-	-	-	(55,030)	(55,030)
					.
BALANCE — January 31, 2009	15,000,000	15,000	(515,000)	(80,557)	(580,557)

Net loss	-	-	-	(60,792)	(60,792)
					.
BALANCE — January 31, 2010	15,000,000	15,000	(515,000)	(141,349)	(641,349)

Issuance of shares for -
Reorganization	2,100,000	2,100	(2,100)	-	-
Conversion of debt	32,500,000	32,500	7,742,500	-	7,775,000
Acquisition of intangible assets	600,000	600	569,400	-	570,000
Discount on amendment of note payable	-	-	545,672	-	545,672
Net loss	-	-	-	(9,113,385)	(9,113,385)
					.
BALANCE – January 31, 2011	50,200,000	$50,200	$8,340,472	$(9,254,734)	$(864,062)

The accompanying notes are an integral part of these financial statements.

GO SOLAR USA, INC

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from Inception
	Year ended January 31,		(June 12, 2007) to
	2011	2010	January 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,113,385)	$(60,792)	$(9,254,734)

Loss on conversion of note payable into stock	7,375,000	-	7,375,000
Loss on issuance of stock payable for intangible asset	120,000	-	120,000
Impairment of intangible asset	405,000	-	405,000
Amortization of discount on notes payable	545,672	-	545,672
Amortization of intangible assets	45,000	-	45,000
Changes in operating assets and liabilities:
Prepaid assets	(3,750)	-	(3,750)
Accounts payable	25,242	-	25,242
Accrued interest on notes payable	53,843	60,792	195,192
NET CASH USED IN OPERATING ACTIVITIES	(547,378)	-	(547,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and advances	566,840	-	1,067,040
Funds distributed to founders	-	-	(500,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	566,840	-	567,040

NET INCREASE IN CASH	19,462	-	19,662

CASH, Beginning of Period	200	-	-

CASH, End of Period	$19,662	$-	$19,662

Noncash investing and financing transactions:
Issuance of stock for reorganization	$2,100	-	$2,100
Issuance of stock for conversion of debt	$400,000	-	$400,000
Issuance of stock payable for acquisition of intangible assets	$570,000	-	$570,000

The accompanying notes are an integral part of these financial statements.

GO SOLAR USA, INC.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011

NOTE 1 – DESCRIPTION OF COMPANY

In a Breeze Technologies, Inc. ("IBTI"), was incorporated in Wyoming on June 12, 2007. On November 30, 2009, IBTI changed its name to Go Solar USA, Inc. ("GUSA").  Since its inception, GUSA has focused on the development of solar powered products and consumer electronic devices. To date, GUSA has not generated revenues or earnings as a result of its activities.

Merger and Reorganization

On February 10, 2010, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Fresca Worldwide Trading Corp. (“Fresca”). Upon closing of the transaction contemplated under the Merger Agreement (the “Merger”), GUSA merged with and into Fresca.  Fresca immediately affected a name change and has since been known as Go Solar USA, Inc. after February 10, 2010.

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

Prior to the Merger Agreement, Fresca had re-entered the development stage.   We intend to carry on the business of GUSA as our sole line of business. Upon closing of the Merger, we relocated our executive offices to 201 St. Charles Avenue, Suite 2500, New Orleans, LA 70170 and our telephone number is (504) 582-1110.

At the closing of the Merger, each share of GUSA common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive 15 shares of our common stock. To the extent that there were fractional shares, such fractional shares have been rounded to the nearest whole share.  Accordingly, an aggregate of 15,000,000 shares of our common stock were issued to the holders of GUSA common stock.  The prior Fresca shareholders retained 2,100,000 shares of common stock.

NOTE 2 – GOING CONCERN AND MANAGEMENT PLANS

The Company sustained a loss of $9,113,385 for the year ended January 31, 2011, and as of January 31, 2011, had an accumulated deficit of $9,254,734.  The Company has not generated positive cash flow from operations since inception and is not expected to generate positive cash flow from operations in the next twelve months.

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

If any such facts or circumstances exist, the carrying value of long-lived assets are evaluated to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the assets is greater than the estimated future cash flows, the assets are written down to the estimated fair value. The estimated fair value of the assets is based on a current market value of the assets. If a current market value is not readily available, a projected discounted cash flow method is applied using a discount rate determined by management to be commensurate with the risk inherent in the current business model. The Company determined that as of January 31, 2011, the intangible asset was impaired.  Because the solar forced air furnace is in a very early stage of development, management was not able to make a reasonable prediction of expected future cash flows.  If the Company is unable to develop a commercially viable product within the twelve months following the acquisition of the patent rights, then the stock that was issued for the acquisition will be returned to the Company.  As of January 31, 2011, the asset was fully impaired and has been written down to $0.  As a result, the Company recognized a loss on impairment of intangible asset of $405,000 for the year ended January 31, 2011.  See Note 5.

FAIR VALUE OF FINANCIAL INSTRUMENTS –The Company follows the FASB standard related to fair value measurement. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The recorded values of long-term debt approximate their fair values, as interest approximates market rates. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s financial instruments are cash, accounts payable and long-term debt. The recorded values of cash and accounts payable approximate their fair values based on their short-term nature.

The following table presents assets that were measured and recognized at fair value as of December 31, 2010 and the year then ended on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Totals	$-	$-	$-	$-

INCOME TAXES – Income tax has been computed based on the results for the year as adjusted for items that are non-assessable or non-tax deductible.

The Company has adopted accounting rules under which the deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of taxable profit. Deferred tax liabilities are generally recognized for all taxable temporary differences and deferred tax assets are recognized to the extent that it is probable that taxable profits will be available against which deductible temporary differences can be utilized. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its tax assets and liabilities on a net basis.

Deferred tax is calculated at rates that are expected to apply to the period when the asset is realized or the liability is settled. It is charged or credited to the income statement, except when it relates to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

NET INCOME (LOSS) PER SHARE – Earnings (loss) per share are computed in accordance with current accounting literature. Basic earnings (loss) per share are calculated by dividing the net income (loss) available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.

RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

ASC Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  The Company does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This update is to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.

In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The adoption of this standard did not have a material impact on the Company’s financial statements.

ASU No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to SEC Final Rule, “Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies”. The adoption of this update did not have any material impact on the Company’s financial statements.

ASU No. 2010-22, Accounting for Various Topics. This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portion of certain SAB topics. SAB 112 was issued to bring existing SEC guidance into conformity with ASC 805 “Business Combination” and ASC 810 “Consolidation”. The adoption of this update did not have any material impact on the Company’s financial statements.

ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This update reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.  The Company does not believe that the adoption of this standard will have a material impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 4 – PROFIT PARTICIPATION AGREEMENTS

On July 1, 2010, the Company signed a Profit Participation Agreement (“PPA”) with PREE Corporation (“PREE”).  Under the terms of the PPA, the Company agreed to make six monthly payments of $5,000 beginning in July 2010.  In return, the Company received a 5% interest in PREE’s net profits of technology sold for use with cell phones. The PPA lasts for three years and the Company’s interest in PREE’s net profits vests nine months after the signing of the agreement.  The Company has determined that the PPA has no value based on the uncertainty of the counterparty earning a profit during the term of the agreement.  As a result, the Company expensed the payments made each month.  On August 26, 2010, the PPA was amended to give the Company a 5% interest in PREE’s net income.  As consideration for this amendment, the Company made an additional payment of $10,000.

On September 1, 2010, we signed an option agreement (the “Option Agreement”) with Yosion Technologies, Inc., a Chinese company (“Yosion”).  Under the terms of the Option Agreement, we had the right to conduct a due diligence review of Yosion. At all times, Yosion retained full ownership of this technology.  The Option Agreement had a term of 90 days.  The Company agreed to pay Yosion the sum of $20,000 for these option rights.

On October 14, 2010, we signed a PPA with Yosion. Under the terms of the PPA, we agreed to pay Yosion $5,000 per month for a term of six months in exchange for the right to receive 5% of the future net profits generated by Yosion. We made three payments of $5,000 under this PPA, and under PPA we owe three additional payments of $5,000. We continue to work toward developing Yosion technologies for release in North America.

Xiamen Solar Electronics (“XSE”). On January 5, 2011 we entered into a PPA with XSE to provide funding up to $66,000 in exchange for 5% of the future net profits generated by XSE. Under this Agreement, XSE also granted us exclusive distribution rights for the Volt Solar Charger in North America. We have funded $33,000 to XSE and have vested in the pro-rata portion (2.5%) of the future net profits of XSE. Due to the uncertainty of future profits and cash flows potentially due to us from XSE, we expensed all payments made pursuant to the PPA. We have no further obligations under this PPA. We continue to work to develop the Volt Solar Charger to bring it to the U.S. market.

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

For the year ended January 31, 2011, the Company realized amortization expense of $45,000.  The Company determined that as of January 31, 2011, the intangible asset was impaired.  Because the solar forced air furnace is in a very early stage of development, management was not able to make a reasonable prediction of expected future cash flows.  If the Company is unable to develop a commercially viable product within the twelve months following the acquisition of the patent rights, then the stock that was issued for the acquisition will be returned to the Company.  As of January 31, 2011, these shares of the Company’s common stock were valued at $126,000.  Although the Company could demand the return of the shares of common stock if it determines that it cannot develop a commercially viable product within twelve months, management has determined that it is not proper to use the value of these shares of common stock to support the value of the intangible assets.  As of January 31, 2011, the asset has been written down to $0, and the Company recognized a loss on impairment of intangible asset of $405,000 for the year ended January 31, 2011.  The net carrying value of the intangible asset is $0 as of January 31, 2011.

NOTE 6 – NOTES PAYABLE

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

On August 20, 2010, the lender converted principal in the amount of $50,000 into 5,000,000 shares of common stock.  On September 29, 2010, the lender converted principal in the amount of $75,000 into 7,500,000 shares of common stock.  On November 12, 2010, five holders of the notes payable elected to convert notes in the amount of $20,000 each into 2,000,000 shares of common stock for each holder.  This resulted in a conversion in the total amount of $100,000 of principal into a total of 10,000,000 shares of common stock.  On December 20, 2010, the lender converted principal in the amount of $50,000 into 5,000,000 shares of common stock.

As of January 31, 2011, the principal balance was $100,000 and accrued interest was $195,192.

On February 4, 2011, the lender converted principal in the amount of $100,000 into 10,000,000 shares of common stock.

NOTE 7 – ADVANCES FROM THIRD PARTIES

During the year ended January 31, 2011, the Company received net, non-interest bearing advances from certain third parties totaling $566,840.  The total amount due under these advances as of January 31, 2011 was $567,040.  These advances are not collateralized and are due on demand.

On April 13, 2011, the Company agreed with the lender to convert advances in the amount of $52,259 into 5,225,890 shares of common stock.  The common stock was valued at $1,515,508 on the date of issuance based on the closing market price of the stock on that date.  As a result, the Company recognized a loss on conversion of debt in the amount of $1,463,249 during the first quarter of the fiscal year ending January 31, 2012.

NOTE 8 – INCOME TAXES

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of January 31, 2011, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At January 31, 2011 and 2010, the Company had approximately $623,000 and $61,000 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2027.

The components of the Company’s deferred tax asset are as follows:

	January 31,
	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$623,000	$61,000

Net deferred tax assets before valuation allowance	$218,000	$21,000
Less: Valuation allowance	(218,000)	(21,000)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at January 31, 2011 and 2010. The Company had no uncertain tax positions as of January 31, 2011.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	January 31,
	2011	2010

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35)%	(35)%

NOTE 9 – STOCKHOLDERS’ DEFICIT

In June 2007, the Company issued 15,000,000 shares of common stock to the founder of the Company for services related to the formation of the Company.

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

On August 20, 2010, the lender converted principal in the amount of $50,000 into 5,000,000 shares of common stock.  On September 29, 2010, the lender converted principal in the amount of $75,000 into 7,500,000 shares of common stock. On November 12, 2010, five holders of the notes payable elected to convert notes in the amount of $20,000 each into 2,000,000 shares of common stock for each holder.  This resulted in a conversion in the total amount of $100,000 of principal into a total of 10,000,000 shares of common stock.  On December 20, 2010, the lender converted principal in the amount of $50,000 into 5,000,000 shares of common stock.

On February 4, 2011, the lender converted principal in the amount of $100,000 into 10,000,000 shares of common stock.

On April 13, 2011, the lender converted non-interest bearing advances in the amount of $52,259 into 5,225,890 shares of common stock

NOTE 10 – SUBSEQUENT EVENTS

On February 4, 2011, the lender converted principal in the amount of $100,000 into 10,000,000 shares of common stock.

On April 13, 2011, the lender converted non-interest bearing advances in the amount of $52,259 into 5,225,890 shares of common stock. See Note 7.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control Over Financial Reporting
Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses;

1.
As of January 31, 2011, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of January 31, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2011, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

Change In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended January 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANACE.

The Directors and Executive Officers of the Company and certain information concerning them are set forth below as of January 31, 2011:

Name	Position	Age

Tyson Rohde	Chairman and Chief Executive Officer	30

Maurice Stone	Director	51

Tyson Rohde. Mr. Rohde brings with him almost ten years of investment banking and business development experience, including fossil-fuel and alternative energy development. He has served as the Chief Operating Officer and as a director for Southfield Energy Corporation, assisting with the origination and management of oil and gas investments. Mr. Rohde was also the Chief Executive Officer and director of Biotricity Corporation from December 2008-2010 where he oversaw technological and business development activities. From February 2005 to July 2005, Mr. Rohde joined the executive management team of Mobil Steel International where he assisted in restarting operations and facilitated business development. Mr. Rohde has also been a managing member of Goldbridge Energy Partners, LLC since May 2005. Mr. Rohde holds a B.A. in Economics from the University of Texas.  He is not covered under an employment agreement and does not own any shares of our stock.  He began serving as Chairman and Chief Executive Officer (“CEO”)in August 2010.

Maurice Stone. Mr. Stone is a leading member of our business development efforts and brings with him over 27 years of extensive entrepreneurial and business management experience.  He is the Chairman of the prestigious Energy Committee of the National Black Chamber of Commerce.  He also serves as the Chairman and CEO of National Clean Fuels, Inc., an alternative fuels company. From March 2005 to November 2007, Mr. Stone served as Chairman and Chief Executive Officer of Intrepid Holdings, Inc., an OTCBB-listed healthcare company. While there, he was responsible for the overall management and supervision of the company’s business, including multi-site clinic services, pharmacy operations, and real estate development and management.  Mr. Stone earned his bachelor of science degree in electrical engineering, with a minor in Finance from Memphis State University in 1981. He was appointed a director in August 2010.

Composition of the Board of Directors

The Board of Directors (“Board”) has responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations.  The primary responsibility of the Board is to oversee the general direction and management of the Company and, in doing so, serve the best interests of the Company and our shareholders.  The Board selects, evaluates and provides for the succession of executive officers and, subject to shareholder election, directors.  It reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources.  Our Board also participates in decisions that have a potential major economic impact on our company.  Management keeps the directors informed of Company activity through regular communication.

Our Board currently consists of two members:  Messrs. Tyson Rohde and Maurice Stone.  Each of our directors is elected annually at our annual meeting.  All board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.  We will increase the size of our board of directors as we deem necessary to accommodate the growth of our business.

Independence

As of the date hereof, the Company has not adopted a standard of independence nor does it have a policy with respect to independence requirements for its direcors or that a majority of its Board be comprised of “independent directors.”  As of the date hereof, none of our directors would qualify as “independent” under any recognized standards of independence.

Board Committees

We do not currently have a standing audit, nominating or compensation committee of the Board, or any committee performing similar functions.  Our Board performs the functions of audit, nominating and compensation committees.  As of the date of this filing, no member of our Board qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act of 1933, as amended.  Since the Board currently consists of two members, it does not believe that establishing separate audit, nominating or compensation committees is necessary for effective governance.

Shareholder Communications

Shareholders who wish to communicate with any or all members of the Board of Directors may write to them in care of the Corporate Secretary, Go Solar USA, Inc., 201 St. Charles Ave., #2500, New Orleans, LA 70170. All such communications which raise issues of significant interest to all shareholders generally, as determined by the Company in consultation with counsel when appropriate, will be referred to the appropriate director or directors as specified in the communication.

Compliance with Section 16(a) of the Exchange Act

Based solely upon review of Forms 3, 4, and 5 furnished to us during the most recent fiscal year, we believe that all persons required to file reports pursuant to Section 16(a) of the Exchange Act have done so in a timely manner. Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and Executive Officers, and persons who own beneficially more than ten percent of our common stock, to file reports of their stock ownership and changes of their stock ownership with the Securities and Exchange Commission. Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than ten percent beneficial owners have complied with all applicable filing requirements for the fiscal year ended January 31, 2011.

Code of Ethics

Our Board of Directors has discussed the adoption of a code of business conduct and ethics for directors, officers and employees but has not yet adopted a Code of Ethics.  The Board does not believe that a Code of Ethics is necessary at this time, given the Company’s small size. However, it is anticipated that the Board of Directors will adopt a Code of Ethics in the near future.  Upon adoption of a Code of Ethics, we will comply with all SEC reporting requirements.

Procedure for Nominating Directors

We have not made any material changes to the procedures by which security holders may recommend nominees to our Board. The Board does not have a written policy or charter regarding how director candidates are evaluated or nominated for the Board. Additionally, the Board has not created particular qualifications or minimum standards that candidates for the Board must meet. Instead, the Board considers how a candidate could contribute to the Company's business and meet the needs of the Company and the Board.

The board will consider candidates for director recommended by our shareholders. Candidates recommended by shareholders are evaluated with the same methodology as candidates recommended by management or members of the board. To refer a candidate for director, please send a resume or detailed description of the candidate's background and experience with a letter describing the candidate's interest in the Company to Go Solar USA, Inc., 201 St. Charles Ave., #2500, New Orleans, LA 70170. All candidate referrals are reviewed by at least one current board member.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated to become executive officers or directors.

Involvement in Certain Legal Proceedings

During the past five (5) years, none of our directors, persons nominated to become directors, executive officers, promoters or control persons:

▪	was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two (2) years prior to that time;

▪	was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

▪
was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

▪
was found by a court of competent jurisdiction (civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Arrangements

There are no arrangements or understandings between an executive officer, director or nominee and any other person pursuant to which he was or is to be selected as an executive officer or director.

ITEM 11. EXECUTIVE COMPENSATION.

Mr. Rohde received cash compensation paid to Keystone Capital Corporation of $60,000 during the year ended January 31, 2011.  He received no other form of compensation.

Summary Compensation Table

NAME AND PRINCIPAL POSITION	FISCAL YEAR END	SALARY ($)(1)	BONUS ($)	STOCK AWARDS ($)	OTHER COMPENSATION ($)	TOTAL ($)

Tyson Rohde
Chief Executive Officer and Chairman	2011	$60,000	$—	$—	$—	$60,000

Margaret Burton
Former CEO and Chairman	2010	$—	$—	$—	$—	$—

(1)	Mr. Rohde was appointed Chairman and CEO in August 2010 and received six months of salary during the year ended January 31, 2011.

Incentive Plans

No deferred compensation or long-term incentive plan awards were issued or granted to our management during the last three fiscal years.  We do not have a stock option plan, but we may adopt one in the future.

Option Grants in Last Fiscal Year

We have never granted options to purchase our common stock to our executive officers or directors.

Employment

None of our executive officers are subject to employment agreements, but we may enter into such agreements with them in the future. Mr. Rohde is paid an annual salary of $120,000 per year.

Director Compensation

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director's fees or other cash compensation for services rendered as a director in the year ended January 31, 2011.  We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors.  We expect to pay fees for services rendered as a director when and if additional directors are appointed to the board of directors.

Summary Compensation Table - Director Compensation
Name	Fees Earned or paid in cash	Stock awards	Option Awards	Non-equity Deferred comp. earnings	Non- qualified Deferred comp. earnings	All other	Total
Maurice Stone	––	––	––	––	––	––	––

Our Board of Directors is comprised of Tyson Rohde and Maurice Stone. Mr. Rohde also serves as the CEO of the Company.

Mr. Stone does not receive compensation for his services, although he is eligible for bonuses at the discretion of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of April 29, 2011, with respect to the beneficial ownership of shares of the Company’s common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of April 29, 2011, there were 65,425,890 shares of the Company’s common stock issued and outstanding.

Name and address of beneficial owner	Relationship to Registrant	Number of Shares of Common Stock	Percentage of Common Stock (1)

Essential Strategies Inc 2710 Thomas Ave Ste 865 Cheyenne, WY 82001	Shareholder	7,500,000	11.5%

Sunset Developments Inc 2710 Thomas Ave Ste 865 Cheyenne, WY 82001	Shareholder	7,500,000	11.5%

Tyson Rohde 201 St. Charles Ave. Suite 2500 New Orleans, LA 70170	Chairman and CEO	-0-	0.0%

Maurice Stone 201 St. Charles Ave. Suite 2500 New Orleans, LA 70170	Director	-0-	0.0%

All Officers and Directors as a group (total of 2)		-0-	0.0%

(1)
Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 31, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

(D)	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the persons named in paragraph (A), (B) or (C) above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to the Company by its independent accountants, M&KCPA’s, for the years ended January 31, 2011 and 2010:

Fee Category	2011	2010

Audit Fees	$33,400	$—

Audit-Related Fees(1)	—	—

Tax Fees(2)	—	—

All Other Fees(3)	—	—

Total Fees	$33,400	$—

Notes to the Accountants Fees Table:

(1)
Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees."

(2)	Consists of fees for professional services rendered by our principal accountants for tax related services.

(3)	Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit Fees," "Audit-Related Fees" and "Tax Fees" above.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of February 10, 2010, by and among Fresca Worldwide Trading Corp. and Go Solar USA, Inc. (1)
2.2	Certificate of Merger, dated February 10, 2010 merging Go Solar USA, Inc. with and into Fresca Worldwide Trading Corp. (1)
2.3	Articles of Merger, dated February 10, 2010 merging Go Solar USA, Inc. with and into Fresca Worldwide Trading Corp. (1)
3.1	Articles of Incorporation, dated December 29, 2003 (5)
3.1.1	Certificate of Amendment to Certificate of Incorporation, dated May 2, 2007 (5)
3.2	Bylaws (5)
10.1	Option Agreement, dated September 1, 2010, by and between Go Solar USA, Inc. and Yosion (2)
10.2	Profit Participation Agreement, dated October 14, 2010, by and between Go Solar USA, Inc. and Yosion (3)
10.3	Distribution Agreement, dated October 14, 2010, by and between Go Solar USA, Inc. and Yosion (3)
10.4	Profit Participation Agreement, dated January 5, 2011, by and between Go Solar USA, Inc. and Xiamen Solar Electronics (4)
31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference from the Form 8-K filed on February 18, 2010.
(2)	Incorporated by reference from the Form 8-K filed on September 7, 2010.
(3)	Incorporated by reference from the Form 8-K filed on October 26, 2010.
(4)	Incorporated by reference from the Form 8-K filed on January 10, 2011.
(5)	Incoporated by reference from the Form SB-2/A filed on October 11, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Go Solar USA, Inc.

By:	/s/ Tyson Rohde
Tyson Rohde
Chairman of the Board and CEO
(Principal Executive Officer and
Principal Accounting Officer)

Date:  May 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registration and in the capacities and on the dates indicated.

Go Solar USA, Inc.

By:	/s/ Tyson Rohde
Tyson Rohde
Chairman of the Board and CEO
(Principal Executive Officer and
Principal Accounting Officer)
Date: May 2, 2011

By:	/s/ Maurice Stone
Maurice Stone
Director
Date: May 2, 2011